Form 10-Q
period 1995-03-31
FERROFLUIDICS CORP
filed 1995-05-17
CIK 353286

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________  to _____________
        _____________________________________________________________


                        Commission file number 0-10734

                          FERROFLUIDICS CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                        02-0275185
- ---------------------------------                                    --------------------
(State or other jurisdiction of                                     (I.R.S.Employer
incorporation or organization                                       Identification No.)

40 Simon Street,
Nashua, New Hampshire                                               03061
- ------------------------                                            ---------------
(Address of principal executive offices)                            (Zip Code)

  (Registrant's telephone number, including area code)         (603) 883-9800

              ___________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes X   No___
                               (2) Yes X   No___

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 30, 1995.

Common Stock, $.004 par value per share                          5,966,949
- ---------------------------------------                       ---------------
               (Class)                                        (No. of Shares)

                               TABLE OF CONTENTS
                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information

Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                 March 31, 1995 and June 30, 1994                                                 1

                 Consolidated Statements of Operations -
                 Three Months Ended March 31, 1995 and 1994                                       2

                 Consolidated Statements of Operations -
                 Nine Months Ended March 31, 1995 and 1994                                        3

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended March 31, 1995 and 1994                                        4

                 Notes to Consolidated Financial Statements                                    5 - 7

Item 2.  Management's Discussion and Analysis of Results
                     of Operations and Financial Position                                          8


Part II.         Other Information                                                                11


Signatures                                                                                        12

PART I.  FINANCIAL INFORMATION
ITEM 1.
                           FERROFLUIDICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        March 31, 1995 and June 30, 1994
                                  (unaudited)
                                                                                      March 31, 1995      June 30, 1994
                                                                                      --------------      -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                              $ 4,608,000           $322,000
  Restricted cash                                                                            447,000            449,000
  Accounts receivable - trade, less allowance
    for doubtful accounts of $688,000 at
    March 31, 1995 and $779,000 at June 30, 1994                                           5,214,000          4,676,000
  Inventories (Note C)                                                                    10,941,000         10,169,000
  Note receivable                                                                                  -            350,000
  Prepaid and other current assets                                                           557,000            590,000
                                                                                         -----------        -----------
Total Current Assets                                                                      21,767,000         16,556,000
                                                                                         -----------        -----------

Property, plant and equipment, at cost, net
  of accumulated depreciation of $8,747,000 at
  March 31, 1995 and $7,203,000 at June 30, 1994                                           7,408,000          7,935,000
Investment in affiliates (Note E)                                                                  -          3,669,000
Cash value of life insurance                                                               3,005,000          2,963,000
Other assets, net                                                                          1,262,000          1,385,000
                                                                                         -----------        -----------
TOTAL ASSETS                                                                             $33,442,000        $32,508,000
                                                                                         ===========        ===========

LIABILITIES
Current Liabilities:
  Industrial revenue bonds payable (Note D)                                                5,000,000          5,000,000
  Bank notes payable (Note D)                                                                640,000          2,801,000
  Accounts payable                                                                         2,679,000          4,371,000
  Customer deposits                                                                        6,332,000          1,543,000
   Accrued expenses and other current liabilities                                          2,802,000          3,993,000
                                                                                         -----------        -----------
    Total Current Liabilities                                                             17,453,000         17,708,000
                                                                                         -----------        -----------

Other liabilities                                                                            563,000            467,000
Class action settlement reserve                                                                    -          3,150,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized
  100,000 shares, issued and outstanding, none                                                     -                  -
Common stock, $.004 par value, authorized
  12,500,000 shares, issued 5,966,949 at March 31,
    1995 and 5,366,949 shares at June 30, 1994                                                24,000             21,000
Additional paid-in capital                                                                35,491,000         32,109,000
Retained earnings                                                                        (19,854,000)       (20,352,000)
Currency translation adjustments                                                            (235,000)          (595,000)
                                                                                         -----------        -----------
Total Stockholders' Equity                                                                15,426,000         11,183,000
                                                                                         -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $33,442,000        $32,508,000
                                                                                         ===========        ===========

                           FERROFLUIDICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1995 and 1994
                                  (unaudited)
                                                                                             1995               1994
                                                                                             ----               ----
Net product sales and operating revenues                                                  $8,491,000        $ 4,273,000
Cost of goods sold                                                                         5,025,000          2,211,000
                                                                                          ----------        -----------
                                                                                           3,466,000          2,062,000

Engineering and product development expenses                                                 824,000            703,000
Selling, general and administrative expense                                                2,661,000          2,105,000
Legal and other nonrecurring expenses                                                              -          3,699,000
                                                                                          ----------        -----------
Operating Loss                                                                               (19,000)        (4,445,000)

Interest income                                                                              105,000             87,000
Interest expense                                                                            (206,000)           (94,000)
Other income                                                                                 230,000             81,000
                                                                                          ----------        -----------

Income (Loss) before income taxes                                                            110,000         (4,371,000)
Provision for income taxes (Note E)                                                           60,000             41,000
                                                                                          ----------        -----------
Net Income (Loss)                                                                         $   50,000        ($4,412,000)
                                                                                          ==========        ===========

Per Share Data (Note F):

Net Income (Loss)                                                                               $.01             ($.82)
                                                                                                ====              =====

Weighted average common shares outstanding                                                 5,686,949          5,366,949





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           FERROFLUIDICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Nine Months Ended March 31, 1995 and 1994
                                  (unaudited)
                                                                                             1995               1994
                                                                                             ----               ----

Net sales and operating revenues                                                         $23,977,000        $17,281,000
Cost of goods sold                                                                        14,167,000         10,547,000
                                                                                         -----------       ------------
                                                                                           9,810,000          6,734,000

Engineering and product development expenses                                               2,387,000          2,506,000
Selling, general and administrative expense                                                7,646,000          8,696,000
Gain on settlement with licensee and other
    nonrecurring income (Notes E & H)                                                     (1,300,000)        (4,165,000)
Legal and other nonrecurring expenses                                                        144,000          6,179,000
                                                                                         -----------       ------------
Operating Income (Loss)                                                                      933,000         (6,482,000)

Interest income                                                                              175,000            151,000
Interest expense                                                                            (515,000)          (279,000)
Other expense                                                                                (27,000)           (52,000)
                                                                                         -----------       ------------
Income (loss) before income taxes                                                            566,000         (6,662,000)
Provision for income taxes (Note E)                                                           68,000            881,000
                                                                                         -----------       ------------
Net Income (Loss)                                                                        $   498,000        ($7,543,000)
                                                                                         ===========       ============

Per Share Data (Note F):

Net Income (Loss)                                                                               $.09            ($1.41)
                                                                                                ====            =======

Weighted average common shares outstanding                                                 5,534,949          5,365,837





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           FERROFLUIDICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended March 31, 1995 and 1994
                                  (unaudited)
                                                                                              1995               1994
                                                                                              ----               ----
Cash flows from operating activities:
  Net Income (Loss)                                                                      $   498,000        ($7,543,000)
  Adjustments to reconcile net loss to net
  cash provided by operations:
    Depreciation and amortization                                                            725,000            714,000
    Provision for bad debt                                                                   (17,000)           (12,000)
    Interest income on long-term investments                                                  22,000                  -
    Valuation of restricted stock                                                            144,000                  -
    Increase to cash surrender value                                                         (64,000)          (306,000)
    Translation (gain) loss                                                                 (171,000)           (74,000)
    Class action settlement                                                                        -          2,925,000
       Other                                                                                 347,000             34,000
    Changes in assets and liabilities:
      Accounts receivable                                                                   (521,000)         1,658,000
      Inventory                                                                             (772,000)        (2,118,000)
      Prepaid expenses and other current assets                                               33,000             14,000
      Bank notes payable                                                                  (2,189,000)          (429,000)
      Accounts payable                                                                    (1,692,000)         1,004,000
      Accrued expenses                                                                    (1,352,000)           808,000
      Customer deposits                                                                    4,789,000          2,817,000
                                                                                         -----------        -----------
Net cash provided by (used for) operating activities                                        (220,000)          (508,000)
                                                                                         -----------        -----------

Cash flow from investing activities:
  Investment in affiliates                                                                        -         (4,269,000)
  Sale of investment in affiliate                                                          3,994,000                  -
  Restricted cash deposited                                                                        -           (574,000)
  Acquisition of property, plant and equipment                                              (468,000)        (1,301,000)
  Proceeds from note receivable                                                              350,000           124 ,000
                                                                                         -----------        -----------
Net cash used by investing activities                                                      3,876,000        (4,445,000)
                                                                                         -----------        -----------

Cash flow from financing activities:
  Proceeds from issuance of common stock                                                          -              20,000
  Retirement of industrial revenue bond                                                           -          (2,500,000)
  Borrowing of cash value of life insurance                                                       -           2,789,000
                                                                                         -----------        -----------
Net cash provided (used) by financing activities                                                  -             309,000
                                                                                         -----------        -----------
Effect of currency rate changes on cash                                                      630,000             63,000
                                                                                         -----------        -----------
Net increase(decrease)in cash and cash equivalents                                         4,286,000         (4,581,000)
                                                                                         -----------        -----------
Cash and cash equivalents at beginning of period                                             322,000          6,049,000
                                                                                         -----------        -----------
Cash and cash equivalents at end of period                                               $ 4,608,000         $1,468,000
                                                                                         ===========        ===========

Cash paid for interest and income taxes for the nine months ended March 31, 1995 and 1994 is as follows:

                                                                                              1995               1994
                                                                                              ----               ----
            Interest                                                                        $342,000           $286,000
            Income taxes                                                                     $41,000            $72,000

   The accompanying notes are an integral part of the consolidated financial statements.

                           FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

         The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.


B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories are comprised of the following elements at March 31, 1995 and June 30, 1994:
                                                               Mar. 31, 1995       June 30, 1994
                                                               -------------       -------------
  Raw materials and purchased parts                            $ 5,838,000          $ 4,278,000
  Work-in-process                                                2,337,000            2,513,000
  Finished goods                                                 2,766,000            3,378,000
                                                               -----------          -----------
                                                               $10,941,000          $10,169,000
                                                               ===========          ===========


C.       NOTES RECEIVABLE

         In June 1990, the Company sold its manufacturing subsidiary in the United Kingdom, AF Technologies, to Rumpack, Ltd. ("Rumpack") for $3,380,000 in cash and a note. In August 1994, the Company received $350,000 in final settlement of the note.

D.       DEBT OBLIGATIONS

         On June 30, 1994, the Company entered into a new credit facility with a new bank. Under the new credit facility, the Company is provided with total credit of approximately $7,900,000, including approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds (the "IRB"), and a $2,500,000 revolving line of credit for working capital purposes. The stand-by letter of credit has a term of five years with a fee of 1% per year and the revolving line of credit is priced at the prime rate plus 1% with a fee of 1/8% on the unused portion. The Company also is required to make annual principal reduction payments equal to 5% of the total credit facility. The credit facility is collateralized by substantially all of the assets of the Company. Additionally, the Business Finance Authority of the State of New Hampshire (the "BFA") has provided a guarantee of 60% of the entire credit facility. At March 31, 1995, $600,000 was outstanding against the revolving line of credit at an interest rate of 10.0%.

         As of June 30, 1994 and March 31, 1995, the Company had incurred specific events of default with regard to certain covenants under its domestic bank credit facility. In recognition of the existing events of default, the Company has obtained a waiver from its bank. Accordingly, the Company does not expect noncompliance with the financial covenants of the facility to cause a default during fiscal 1995.


E.       INVESTMENT IN AFFILIATES

         On June 30, 1993, Ferrofluidics consummated a series of new license and other agreements ending all litigation between Ferrofluidics and NFC, its former Japanese subsidiary and licensee. Due to uncertainties with respect to the license and other related agreements that existed at June 30, 1993, the transaction was accounted for in the first quarter of fiscal 1994. Pursuant to these agreements, in August 1993, Ferrofluidics received one billion Japanese Yen (approximately $9.5 million), in settlement of all claims against NFC including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by Ferrofluidics in connection with the litigation. The one billion Yen (approximately $9.5 million) was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments. Also pursuant to the agreements, Ferrofluidics acquired 125,000 shares of NFC's common stock, approximately 16% of NFC's outstanding stock, for one billion Japanese Yen, and was given a seat on NFC's board of directors.

         Given that the transactions involved an exchange of identical amounts, it was treated as a nonmonetary transaction and, therefore, the value assigned to the settlement is equivalent to the fair market value of the NFC shares acquired. Ferrofluidics engaged an independent firm to ascertain the fair market value of its investment in NFC as of August 1993 and June 1994 for purposes of recording the transaction. As a result of the valuation, the Company recorded the estimated fair market value of the NFC shares as of August 1993 of $4,245,000 as an investment in affiliate in the first quarter of fiscal 1994. In addition, the Company recorded a gain on settlement with licensee of $4,145,000 in the first quarter representing the value of the shares received less related expenses. In recognition of NFC losses during its fiscal year ended March 31, 1994, the Company established a reserve against the valuation of this investment in the amount of $600,000 in the fourth quarter of 1994.

         In connection with the change in executive management in the fall of 1993, the new management determined that the Company's investment no longer served a strategic purpose and, accordingly, in the fall of 1994 began discussions with NFC to find a buyer for the 125,000 shares. With the assistance of NFC, in March 1995 the Company completed the sale of its 125,000 shares of NFC common stock to several Japanese financial institutions for an aggregate price of Y.362,500,000 (approximately $4.0 million) in cash. The sale generated a gain of approximately $300,000, principally the result of currency translation, which has been included in other income in the consolidated statement of operations for the three and nine months ended March 31, 1995.


F.       COMMON STOCK

         Pursuant to the terms of the settlement of the shareholder class action lawsuit against the Company, which became final on September 23, 1994, the Company agreed to issue 600,000 shares of its common stock. The Company has valued these shares at $3,150,000, which approximates the fair market value of the shares on the date of settlement, and established a noncurrent liability for this amount as of June 30, 1994. In October 1994 and May 1995, the Company issued 180,000 and 420,000 shares, respectively, and accordingly, the entire $3,150,000 has been added to stockholders' equity as of March 31, 1995. The 600,000 shares are classified as issued and outstanding shares as of March 31, 1995.


H.       DISPOSAL OF AUSTRIAN SUBSIDIARY

         In September 1994, management decided to discontinue the operations of VSE, its majority owned subsidiary in Austria, due to prolonged operating losses and its inability to compete effectively in the standard vacuum-valve industry. In the process of liquidating the subsidiary, VSE went into technical receivership and, in October, the minority owner acquired the business out of receivership and assumed all of its liabilities. The net impact to the Company was a one-time gain on the abandonment of VSE of $61,000 which has been classified as nonrecurring operating income in the second quarter of fiscal 1995. The loss from operations of VSE up until the date of abandonment of $(205,000) has been presented on the Consolidated Statement of Operations for the periods presented as nonrecurring operating charges. The results of operations of VSE for the three and nine months ended March 31, 1994 of $$(133,000) and $(283,000), respectively, have been reclassified on the accompanying consolidated statements of operations as nonrecurring operating charges to be consistent with the current year's presentation.

         In November 1994, the Company entered into a fifteen year agreement with a Swiss vacuum-valve manufacturer pursuant to which the manufacturer has been granted exclusive right to utilize certain rotary feedthrough sealing technology of the Company in exchange for $1,300,000 in cash, with an additional payment of $200,000 by June 30, 1996 contingent upon the occurrence of certain events by that date. During October and November 1994, the Company received an aggregate of $1,300,000 in cash payments pursuant to this arrangement and has recorded the payments as miscellaneous income in the quarter ended December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

         The following discussion provides information to assist in the understanding of Ferrofluidics' results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Nine Month Periods Ended March 31, 1994 and 1993:

         In the nine months ended March 31, 1994, the Company generated net income from operations of $198,000, or $.04 per share, as compared to a net loss in the first nine months of fiscal 1994 of $(7,543,000), or $(1.41) per share. Included in the results of operations for the prior year was $5,896,000 of legal and other nonrecurring operating charges and a nonrecurring gain of $4,165,000 resulting from the settlement of litigation pertaining to royalties withheld by NFC, the Company's former Japanese licensee.

         Net sales for the nine months ended March 31, 1995 totaled $23,977,000 as compared to $17,281,000 of product sales in the same period of the prior year.  A detail comparison of the revenues by major product line for the nine month periods ended March is as follows:
                                                1995             1993
                                                ----             ----
    Seals                                    $8,286,000       $6,639,000
    Air bearings                                604,000          355,000
    Fluid                                     1,764,000        1,470,000
    Crystal growing systems                   8,016,000        4,258,000
    Other                                     5,307,000        4,559,000
                                            -----------      -----------
      Total net product sales               $23,977,000      $17,281,000
                                            ===========      ===========


         Consolidated gross margins for the first three quarters of fiscal 1995 amounted to 40.9% of product sales compared to 39.0% of product sales in the comparable period of the prior year. The improved gross margin in the current period compared to the prior year is due principally to the mix of product lines and sales volume.

         Consolidated backlog at March 31, 1995 was $43,076,000 compared to $16,997,000 at March 31, 1994 and $14,613,000 at June 30, 1994. Backlog for
the Company's crystal growing system business at March 31, 1995 was $35,600,000 compared to $11,728,000 at March 31, 1994. The Company expects to commence shipment of this systems backlog by the beginning of the fiscal 1996. Backlog of all other products increased nearly 42% from $5,269,000 at March 31, 1994 to $7,476,000 at March 31, 1995, reflecting the increased rate of new order booking in the current year. In addition to recorded backlog, the Company has entered into various multi-year, sole supplier contracts with certain industrial, semiconductor and defense contractors valued at over $5.0 million. Partial orders under these contracts are booked into the Company's backlog as releases are received from the customer against the blanket purchase orders.
Of the consolidated order backlog for the Company at March 31, 1995, approximately 15% is expected to be shipped during the current fiscal year.

         Selling, general and administrative expenses for the quarter ended March 31, 1995 totaled $7,646,000, down 1,050,000, or 12%, from the first nine months of the prior year. The reduction is due principally to cost cutting measures implemented by new management beginning in the second quarter of fiscal 1994. The reductions were principally in the areas of corporate management, and advertising and promotional expenditures associated with the Company's core product lines.

         Nonrecurring operating and legal expenses in the nine-month period ended March 31, 1994 of $6,179,000 included principally: (i) $3,300,000 representing the valuation of the shares contributed in the settlement of the shareholder class action lawsuit; (ii) a reserve for all costs associated with the October 1, 1993 retirement of the Company's former CEO, including $725,000 associated with his termination agreement; (iii) legal expenses and other reserves of $1,300,000 associated with the private investigation by the SEC and the shareholder class action lawsuits filed against the Company which were initiated in August and September 1993; (iv) a reserve of $475,000 relating to payments to an affiliated company, which the Company has written off as relating to undeveloped technology; and (v) $100,000 in other general restructuring charges. Also included in nonrecurring operating charges is the operating loss of VSE of $(283,000) for the nine months ended March 31, 1994 (See Note H to the consolidating financial statements).

         As of March 31, 1995 the Company has in excess of $30,000,000 in net operating loss carryforwards for federal and state income tax purposes. Accordingly, the results of operations for the nine months ended March 31, 1995 contains only a small provision for state and foreign income taxes. The $881,000 income tax provision in the first nine months of the prior year includes approximately $815,000 of Japanese withholding tax paid by the Company in connection with the settlement of its litigation with NFC on that portion of the settlement representing royalties. Although the Company may receive a tax credit for these amount on its Federal tax returns, the amount was charged off to income tax expense as there is no assurance that there will be sufficient future foreign source income to ensure that the credit will be realized.

Three Months Ended March 31, 1995 and 1994:

         In the quarter ended March 31, 1995, the Company had net income of $50,000, or $.01 per share, as compared to a net loss in the third quarter of fiscal 1994 of $(4,412,000), or $(.82) per share. Included in the results of operations for the prior year was $3,699,000 of nonrecurring operating and legal expenses.

         Net product sales for the third quarter of fiscal 1995 totaled
$8,491,000 as compared to $4,273,000 of product sales in the same period of the prior year.  A detail comparison of the revenues by major product line for the third quarter ended March 31 is as follows:
                                                 1995             1994
                                                 ----             ----
    Seals                                    $2,975,000       $2,211,000
    Air bearings                                268,000           92,000
    Fluid                                       686,000          552,000
    Crystal growing systems                   3,105,000          199,000
    Other                                     1,457,000        1,219,000
                                             ----------       ----------
      Total net sales and revenues           $8,491,000       $4,273,000
                                             ==========       ==========


         Consolidated gross margins for the third quarter of fiscal 1995 amounted to 40.8% of product sales compared to 48.3% of product sales in the prior years' third quarter. The lower gross margin in the current quarter compared to the same period of the prior year is due principally to the mix of product lines, with approximately 37% of consolidated net sales in the current year's third quarter attributable to the Company's crystal growing systems, which generate lower gross margins.

         Selling, general and administrative expenses for the quarter ended March 31, 1995 totaled $2,661,000 compared to $2,105,000 in the third quarter of the prior year. The increase in SG&A in the current year is due principally to the general increase in the level of business.

         Nonrecurring operating and legal expenses in the three months ended March 31, 1994 of $3,699,000 included principally the $3,300,000 reserve representing the valuation of the shares contributed in the settlement of the shareholder class action lawsuit and other miscellaneous charges. Also included in nonrecurring operating charges is the operating loss of VSE of $(133,000) for the three months ended March 31, 1994 (See Note H to the consolidating financial statements).


LIQUIDITY AND CAPITAL RESOURCES

         As more fully discussed in Note D to the consolidated financial statements, on June 30, 1994, the Company entered into a new credit facility with a new bank. Under the new credit facility, the Company is provided with total credit of approximately $7,900,000, including approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds ("IRB"), and a $2,500,000 revolving line of credit for working capital purposes. Additionally, the Business Finance Authority of the State of New Hampshire (the "BFA") has provided a guarantee of 60% of the entire credit facility. At March 31, 1995, $600,000 was outstanding against the revolving line of credit at an interest rate of 10.0%.

         As of June 30, 1994 and March 31, 1995, the Company was in default under certain covenants of its domestic bank credit facility and is expected to incur events of default with regard to these and other financial covenants under this facility during the remainder of fiscal 1995. In recognition of the existing and expected events of default, the Company has obtained a waiver from the bank. Accordingly, the Company does not expect noncompliance with the financial covenants of the facility to cause a default during fiscal 1995.

         Additionally, at June 30, 1994 the Company was not in compliance with a covenant of its $5,000,000 IRB as a result of the existence of a lease of a small portion of the Company's facility. For unrelated reasons, in October 1994, the bondholder tendered the IRB to the Trustee for purchase, and, accordingly, the $5,400,000 stand-by letter of credit was drawn upon and the bondholder was repaid. Pursuant to the terms of the indenture governing the IRB, the Company remarketed the IRB and in November 1994 placed the bond with a new bondholder which reinstated the stand-by letter of credit with its bank. Additionally, in November 1994, the Company obtained consents and waivers with respect to the default from the Industrial Development Authority of the State of New Hampshire and the bond trustee. In recognition of the noncompliance noted above, the $5,000,000 IRB has been classified as a current liability on the consolidated balance sheet at March 31, 1995.

         Exclusive of the classification of the IRB discussed above, working capital at March 31, 1995 totaled $4,345,000 as compared to a working $3,848,000 at June 30, 1994. During the first half of fiscal 1995, the operations of the business used $220,000 in cash, which is principally due to the significant reduction of trade payables to vendors and accrued expenses during the period with cash generated by operations and the license agreement discussed in Note H.

         Investing activities during the first nine months of fiscal 1995 provided $3,876,000 of cash. As more fully discussed in Note E, in March 1995 the Company completed the sale of its 125,000 shares of NFC common stock to several Japanese financial institutions for an aggregate price of Y.362,500,000 ($3,994,000) in cash. In September 1994, the Company received $350,000 in final settlement of a note from Rumpack, Ltd., the purchaser of the Company's former subsidiary in England, AF Technologies, Ltd. Additionally, the Company has expended $468,000 of cash in the period for capital expenditures principally related to building improvements at its Nashua headquarters to accommodate the anticipated level of crystal growing system business. At March 31, 1995, the

Company had no material purchase commitments with respect to capital equipment. As a result of the significant orders received in the current quarter for multiple crystal growing systems, the Company has entered into purchase commitments with its vendors for raw materials and component parts exceeding $5,000,000. The purchase order for these systems provides for the Company to receive advance payments from the customer to finance the purchase of the
inventory to complete the order.   In July 1994, the Company entered into a
capital lease in the amount of $210,000 with a third party lessor for the purchase of computer software and hardware. The lease has a term of three years and has an effective interest rate of 9%.

         While the Company continues to be heavily reliant upon the receipt of contractual advance payments from customers in its systems business with regard to its ability to satisfy that business's obligations in the normal course, management believes it has sufficient working capital resources to fund its operations through fiscal 1995 and thereafter.



PART II.  OTHER INFORMATION

None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FERROFLUIDICS CORPORATION
                                          (Registrant)

Date May 17, 1995                  By:________________________________
                                               Stephen P. Morin
                                           Chief Accounting Officer