Form 10-K
period 1995-06-30
FERROFLUIDICS CORP
filed 1995-09-28
CIK 353286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

                     For the fiscal year ended 06/30/95
[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No fee required]

               For transition period from _________ to _________

                       Commission file number 0-10734

                           FERROFLUIDICS CORPORATION
           (Exact name of registrant as specified in its charter)

                             ----------------------

             MASSACHUSETTS                                02-0275185
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

            40 SIMON STREET
         NASHUA, NEW HAMPSHIRE                               03061
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (603) 883-9800

                             ----------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.004 per share
                                (Title of class)
                        Preferred Stock Purchase Rights
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)   Yes          No   x
                                    ------      ------
                          (2)   Yes   x      No
                                    ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

As of September 8, 1995, 5,997,198 shares of $.004 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $14.00 per share for the registrant's Common Stock, as reported on the NASDAQ National Market as of September 8, 1995 was $83,600,496.

                                             TABLE OF CONTENTS
ITEM                                                                                                   PAGE
----                                                                                                   ----
PART I

   1.         Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
   2.         Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
   3.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
   4.         Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .        10

PART II

   5.         Market for Registrant's Common Equity and Related
                 Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
   6.         Selected Consolidated Financial Data  . . . . . . . . . . . . . . . . . . . . . . .        12
   7.         Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
   8.         Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . .        20
   9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .        45

PART III

  10.         Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . .        45
  11.         Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45
  12.         Security Ownership of Certain Beneficial Owners
                 and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45
  13.         Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . .        45

PART IV

  14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . .        46
              (a)   Financial Statement Schedule
              (b)   Reports on Form 8-K

              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50

PART I

ITEM 1.      BUSINESS

     Founded in 1968, Ferrofluidics Corporation (the "Company" or "Ferrofluidics") is engaged principally in developing, manufacturing and marketing ferrofluids and products based on or derived from its proprietary ferrofluid technology. Ferrofluids, the Company's core technology, are stable magnetic liquids that can be precisely positioned or controlled when a magnetic force is employed. Ferrofluids are comprised of molecular-sized magnetic particles that are surface treated so that they can be dispersed in a synthetic lubricating oil. Ferrofluids are designed to have a choice of properties such as viscosity, magnetic strength and vapor pressures to perform numerous specific functions such as sealing, sensing, lubricating, damping and heat transfer.

     The Company creates commercial applications for its ferrofluid technology either by creating a ferrofluid to serve one or more functions in an existing product (such as the Company's utilization of ferrofluids in audio loudspeakers) or by combining proprietary ferrofluid technology with broad applications engineering to develop ferrofluid-based (Ferrofluidic(R)) products, such as the Company's various sealing devices and fluid-film bearings. The Company synthesizes all ferrofluids for sale,or for use in its own proprietary products. With respect to its products incorporating ferrofluids, the Company generally designs the product or application, then outsources the fabrication of all critical machined parts and components. The product is then assembled, tested and shipped from the Company's headquarters in Nashua, New Hampshire.

     The Company seeks to apply its Ferrofluidic technologies in situations where its use significantly enhances the final product into which the technology is incorporated. As a result, pricing reflects value added rather than the direct cost of producing the fluid or Ferrofluidic(R) product supplied to the Company's customers. The Company also seeks to supply markets in which it can achieve a position of market leadership. The Company believes that it, along with its licensee, currently supplies the vast majority of the ferrofluids and ferrofluid-based products used in the world.

     As a vertical integration of its ferrofluid sealing technology, the Company designs, assembles and markets systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military and advanced materials markets.


CORPORATE STRUCTURE

     The Company is headquartered and conducts its domestic operations in Nashua, New Hampshire and operates overseas through the following wholly-owned subsidiaries:

(1) ADVANCED PRODUCTS & TECHNOLOGIES, GmbH ("AP&T"), headquartered in Neurtingen, Germany which:

     (a) designs, manufactures and markets products for the optical coating and thin-film deposition industries such as electron beam guns and related controllers;

     (b) serves as an exclusive distributor in Europe for several U.S. and European corporations that manufacture compatible products for similar industries; and

     (c) markets and services Ferrofluidic(R) products in Europe through its sales offices in Germany, England and Spain.

(2) FERROFLUIDICS JAPAN CORPORATION ("FJC"), located in Tokyo, Japan which distributes and services Ferrofluidics' vacuum rotary feedthrough seals to the semiconductor industry, ferrofluid to the audio loudspeaker industry and provides sales and service for the Company's crystal growing systems customers located in Japan.

           In addition to its wholly-owned subsidiaries, the Company has licensed its vacuum rotary feedthrough seals and ferrofluid technology, on a non-exclusive basis, to Nippon Ferrofluidics Corporation ("NFC"), a former subsidiary located in Japan. In addition, under an exclusive license granted by Ferrofluidics in August 1993, NFC manufactures and sells Ferrofluidic exclusion seals for use on computer peripheral equipment.


OPERATING STRUCTURE

     The Company is organized into three business segments:

     (i) the COMPONENTS BUSINESS, or FERROFLUIDIC(R) PRODUCTS segment, which manufactures and markets:

           (a) ferrofluids used in the Company's own engineered core products, loudspeakers for the home and automotive markets, and for use in nondestructive testing, inertia dampers, stepper motors and sensor applications;

           (b) Ferrofluidic(R) sealing devices and subsystems, primarily for use in the semiconductor process, industrial process, lamp and fiber optic manufacturing, and medical equipment industries; and

           (c) fluid-film bearing spindles for the optical scanning, laser printing and computer peripheral industries.

           Sales generated by the Components Business accounted for approximately 41.3%, 42.7% and 25.5% of total product sales in fiscal 1995, 1994 and 1993, respectively.

     (ii) the SYSTEMS BUSINESS, or CRYSTAL GROWING SYSTEMS segment, which designs, assembles and markets fully-integrated systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military, and advanced materials markets.

           Sales generated by the Systems Business accounted for 34.5%, 32.7% and 52.8% of total product sales in fiscal 1995, 1994 and 1993, respectively.

     (iii) DISTRIBUTED PRODUCTS BUSINESS, or Thin Film Deposition segment, which includes the sale in Europe by AP&T of compatible products on an exclusive basis for several U.S. and European companies.

                Sales generated by the Distributed Products Business accounted for 24.2%, 24.6% and 21.7% of total product sales in fiscal 1995, 1994 and 1993, respectively.

     In fiscal 1995, $21,412,000, or 62.7%, of the Company's total sales were to foreign customers, primarily through AP&T, FJC and to the Systems Business' customers in Europe and the Pacific Rim. Sales to unaffiliated foreign customers in fiscal 1994 and 1993 totaled $16,229,000 (61.5%) and $20,733,000
(61.5%), respectively.

     All manufacturing and assembly of products for the Components Business and the Systems Business is conducted at the Company's headquarters. Marketing of those products for all markets, excluding Europe and Japan, is principally conducted by its direct sales force at the Company's headquarters or, in the case of standard vacuum rotary feedthrough seals to the end-user markets, through the Kurt J. Lesker Company ("KJLC"), a worldwide distributer of vacuum related products. The Company has established, and continues to develop, distributor relationships for its ferrofluid and Ferrofluidic(R) products in Korea, Taiwan, India, China, and developing Pacific Rim countries.


PRODUCT LINES

     The Company manufactures and sells products in four major product categories: (i) ferrofluids; (ii) magnetic fluid seals, sealing subsystems, and other Ferrofluidic(R) products; (iii) crystal growing systems and related equipment; and (iv) fluid-film bearing spindles. In addition, the Company distributes advanced technology component and systems products for use in the manufacture of semiconductors and in the thin film deposition and optical coating industries through AP&T in Europe.

(i) FERROFLUIDS. The Company supplies ferrofluids for use in the Company's own engineered products and for use in home and automotive loudspeakers and for nondestructive testing, sensors and stepper motors. The Company, in conjunction with its licensees, currently supplies fluids for approximately 30 million speakers per year, representing the vast majority of the ferrofluid applications in speakers. Sales of ferrofluids accounted for approximately 7.0%, 7.7% and 4.7% of total product sales in fiscal 1995, 1994 and 1993, respectively. The selling price for the majority of the Company's third-party ferrofluid applications ranges from $1,000 to $10,000 per liter.

(ii) MAGNETIC FLUID SEALS AND SUBSYSTEMS. The Company combines proprietary ferrofluid technology with broad applications engineering to develop a variety of products that provide state-of-the-art seals and sealing subsystems that either seal the environment out of a manufacturing process or seal a manufacturing process out of the environment. In each of the applications in which the Company provides Ferrofluidic(R) seals and sealing subsystems it is the leading provider of such technology. Sales of magnetic fluid sealing devices accounted for approximately 32.1%, 33.4% and 19.9% of total product sales in fiscal 1995, 1994 and 1993 respectively. The Company's major magnetic sealing products are:

                Rotary Seals for Critical Process Applications: Historically, one of the Company's core commercial applications of ferrofluids is a rotary seal assembly with long life, unmeasurable leakage and high-speed capability for rotary motion penetrations into vacuum and other highly controlled, ultra-clean process environments. The Company supplies the semiconductor and other critical process industries with low vapor pressure seal assemblies and subsystems which help exclude atmospheric contamination from manufacturing processes. These applications include electro-optical subsystems, thin-film vacuum coating, excimer laser and x-ray based machines. The Company produces standard and custom-engineered sealing components and subsystems including multiport rotary valve assemblies. Customers include both original equipment manufacturers ("OEM's") and end users. The selling price for the majority of such seal assemblies sold by the Company is in the range of $500 to $25,000, with some seal subsystems approaching $100,000, depending on design complexity.

                The Company, in fiscal 1992, introduced two new commercial applications of its rotary seals: (a) a Lamp Process Sealing System now being supplied to General Electric and certain other lighting manufacturers for use as an integral part of the process to produce energy efficient lamps for commercial and residential lighting and
           (b) a Medical X-Ray Sealing System now being supplied to major medical equipment manufacturers for use to rotate, seal and cool target anodes inside the x-ray vacuum chamber of Computer Aided Tomography ("CAT") scan equipment.

                Industrial Process Seals: Following approximately three years of development and close cooperation with two key strategic partners in the petroleum refining and chemical processing industries, Ferrofluidics, during fiscal 1993, introduced its industrial process seals for the elimination of volatile organic compounds ("VOCs") and volatile hazardous air pollutants ("VHAPs") from petroleum refining and chemical processing plants. Using this magnetic fluid sealing technology, these facilities can comply cost-effectively with the strictest regulations, which mandate decreasing "fugitive emissions" (as they are referred to under the Federal Clean Air Act of 1990 and its Amendments of 1990) according to a phased program over the next few years and are subject to acceleration by certain state and local authorities.

     The Company's other Ferrofluidic(R) products include:

                Inertia Dampers: The Company supplies Ferrofluidic(R) inertia dampers that are used in semiconductor equipment, disk drives, XY plotters, computer printers and other computer peripheral equipment. The dampers eliminate resonance, reduce settling time and improve positional accuracies.

                Computer Exclusion Seals: The Company, through its Japanese licensee, supplies the computer peripheral industry with Ferrofluidic exclusion seals for use on hard disk drives. The seals are used to prevent contaminants and small particles from entering the critical head-to-disk recording region in disk drive memories. Such contaminants can cause "head crash" failures resulting in loss of information.

(iii) CRYSTAL GROWING SYSTEMS. The Company entered the crystal growing capital equipment business through an acquisition in 1981 as a vertical integration to its supply of sealing subsystems. Since entering the business, the Company has focused on building technologically advanced crystal growing systems that incorporate advanced design, unique technical features, comprehensive automation and proprietary operational software. The Company's principal product within this product line, silicon crystal growing systems, facilitates the growth of silicon for the electronics industry. The crystals, grown from molten poly-silicon, are then sliced into wafers and used by the semiconductor industry in the manufacture of integrated circuits and other memory components. Typically, the Company customizes each system for a particular customer incorporating proprietary designs with its own technology.

           The Company designs all aspects of its crystal growing systems and subcontracts the manufacture of system components. Assembly and testing of each system is performed at the Company's headquarters. Upon the completion of testing, a system is partially disassembled, shipped to the customer and reassembled by the Company's technical support staff.

           During the past three years, the Company has experienced a rise in orders for silicon systems for semiconductor manufacturing as well as equipment for making other advanced materials for new applications, including multiple-unit orders from major companies in the U.S., Japan and Korea. Typically, shipments are spread over many months, timed for the customer's start-up of new plants or production ramp-ups. Sales of silicon crystal growing systems accounted for approximately 34.5%, 32.7% and 52.8% of total product sales in fiscal 1995, 1994, and 1993, respectively. Silicon crystal growing systems typically sell at prices ranging between $300,000 and $1,000,000, depending on the size crystals to be grown and special features included in the systems.

           The Company continues to develop equipment and process technologies in several other areas in cooperation with major industrial companies and specific product specialists.

(iv) FLUID-FILM BEARING SPINDLES. Incorporating over ten years of experience in ferrofluid film and hydrodynamic bearings, the Company has developed a high accuracy, ultra-high speed aerodynamic bearing spindle ("air bearing"). This air bearing spindle was developed to meet the increasing demands for higher speeds -- in excess of 20,000 rpm -- and for improved accuracy of less than 0.5 arc seconds in high-end laser scanning, imagesetter and laser printer applications. For traditional ball bearing spindles, the major source of runout (which can be defined as the total amount of random motion that the shaft experiences while being rotated at the design speed) is the ball bearing itself. Air bearing spindles have no inherent nonrepeatable runout. Sales of ferrofluid-film and air bearing spindles accounted for approximately 2.2%, 1.6% and 0.8% of total product sales in fiscal 1995, 1994 and 1993, respectively.


SIGNIFICANT CUSTOMERS

     In fiscal 1995, sales to one foreign customer of the Systems Business of $6,209,000 accounted for 18.2% of consolidated product sales. In fiscal 1994, sales to this same customer in the amount of $5,667,000 accounted for 21.5% of consolidated product sales. Management believes that the loss of this customer could have a material adverse effect on its future results of operations.
Sales under
related contracts to that same foreign customer and a related U.S. customer accounted for approximately $9,907,000 and $5,959,000, or 30.1% and 18.1%, respectively, of consolidated sales in fiscal 1993.


COMPETITION

      The Company believes that its competitive business will continue to be dependent upon its trade secrets, know-how and ability to develop both ferrofluids for specific applications and technologically-advanced products which utilize ferrofluids. The Company believes that its competitive position with respect to its proprietary products, while aided by its patents, is not at present materially dependent upon them. The Company does, however, believe that several of its pending patents, if issued, could further strengthen its competitive position. The Company's ferrofluids are proprietary to the Company.

(i) MAGNETIC FLUIDS. Numerous other companies around the world supply various forms of magnetic fluids for commercial applications. Nevertheless, the Company, in conjunction with NFC, its former Japanese subsidiary and licensee, supplies the vast majority of the world's commercial applications of ferrofluids and believes that its ferrofluids are the principal product used in applications utilizing magnetic fluids. The Company believes its principal competitors in the audio ferrofluid market are NFC with respect to sales in the Pacific Rim.

(ii) SEALS. In semiconductor and other critical process industry applications, the Company's magnetic fluid sealing devices and sealing subsystems compete against traditional, non-ferrofluid based sealing methods marketed by other vendors, some of which are less expensive in terms of initial cost than the Company's products. In comparison to the Company, some of these firms have greater financial, marketing, technical or other resources available to them. In the Pacific Rim, the Company's licensees compete with other suppliers of magnetic fluid seals. In addition, one competitor in Japan ships seals into the United States; however, it represents a minor competitor to the Company's seals business in terms of relative market share.

           In industrial process applications, Ferrofluidics' sealing system competes with various nonmagnetic fluid sealing devices and sealing subsystems; however, the Company believes all other solutions are either more expensive or have higher maintenance costs and are not adequate at the stricter compliance levels mandated by the EPA.

(iii) CRYSTAL GROWING SYSTEMS. The Company is aware that there are currently two other companies worldwide that manufacture silicon crystal growing systems. These companies historically have had established market shares and are subsidiaries of larger corporations. In addition, several crystal producers, principally in Japan, manufacture their own growing systems through captive equipment affiliates. Of the total worldwide installed base of crystal growing systems, the Company estimates that approximately
      40% are Ferrofluidics crystal growers. However, of the non-captive market for silicon crystal growing systems used in the production of 200 millimeter diameter wafers, the Company believes that it currently is the major supplier with a greater than 85% market share.

           There are a limited number of large customers for silicon crystal growing systems. The market is cyclical and even during "up" cycles, one or two suppliers generate most of the equipment sales. The Company during the past three years has shipped more than 45 systems to customers in the U.S., Japan and Korea. However, there is no assurance that these sales will continue. The need to develop new crystal growing systems technology, including larger diameter wafers, could require investment in research and development well into the future.

(iv) FLUID-FILM BEARING SPINDLES. The Company's fluid-film bearing spindles compete with conventional ball bearing and other air- bearing spindles manufactured by established companies, some of which have substantially greater resources than the Company. The Company's design and manufacture of spindles is currently being directed toward higher-end applications, such as laser optical scanning, which require higher rotational speeds and greater accuracy.


SEASONALITY

     While the Company is not impacted by the seasonal demands of its customers, the Systems Division, and as a result the Company, is affected by the delivery demands of its customers. A typical customer of the Company's crystal growing systems segment orders multiple units for delivery under time schedules specifically defined by the customer. As a result, quarter to quarter operating results and working capital requirements may fluctuate considerably.


EMPLOYEES AND MARKETING

     The Company currently has approximately 249 employees worldwide, of which 203 are employed in the United States, 40 in Europe and 6 in Japan.

     In the United States, the Company markets all of its products through a direct field sales force and an applications engineering staff headquartered in Nashua, NH which is augmented by a third party sales representative organization. Abroad, products are sold in Europe through AP&T, the Company's wholly-owned German subsidiary, its U.K. sales office, and unaffiliated distributors and sales representatives in other European countries and in Japan through its licensee, NFC, and through its wholly- owned subsidiary, FJC. The Company has also sold certain products through MSB, a former licensee in Israel.


MANUFACTURING

     The Company produces all of its ferrofluids at its headquarters, and, to protect the proprietary nature of its ferrofluid technology, conducts such activities in a limited-access environment. The Company's manufacturing presently consists primarily of assembly and test operations, although it has in-house precision machining capabilities in the United States in support of special marketing and customer requirements. The Company's manufacturing operations rely substantially on outside vendors who fabricate components and subassemblies to the Company's specifications. These components are assembled at the Company's facilities and subjected to the Company's rigorous test and inspection procedures.

     During 1995, the Company substantially expanded its capacity for assembly and test with respect to its crystal growing systems in order to meet the increasing order backlog for such systems.


OUTSIDE SUPPLIERS

     With respect to its sealing devices, the Company relies on outside suppliers to manufacture, to the Company's specifications, substantially all of its metal components requirements. The Company performs assembly and quality control procedures at its headquarters. If the Company's current suppliers were unable to continue to manufacture components, the Company believes that other suppliers would be available to do such work, although there is no guarantee that the Company would be able to obtain all of its supply requirements on comparable terms. The Company does not presently have the capacity to conduct a substantial portion of component production in-house.

     A substantial portion of the cost of the components of the crystal growing systems, including electrical components and machined parts, are purchased from third parties. The Company believes that there are a number of suppliers for these parts.


INDUSTRIAL PROPERTY RIGHTS

     The Company has a number of U.S. and foreign patents and patent applications for its seals, dampers, bearings and systems, with expiration dates from 1995 to 2006. In many cases, however, the Company relies more upon its trade secrets, know-how and ability to develop technological advances than patents to protect its technologies and products.

     The Company has registered trademarks for a logo design utilizing an "F" and for Ferrometic, Ferrofluidic, FerroSound, FerroSound-The solution is loud and clear, and Spin Technology.


INTERNAL RESEARCH AND DEVELOPMENT

     The Company's internal research and development effort is aimed at synthesizing proprietary ferrofluids and using the unique properties of magnetic fluid technology to develop new products and business opportunities. The Company spent (and charged to expense) $1,479,000, $1,237,000 and $1,269,000 in fiscal years 1995, 1994 and 1993, respectively, on the development of new products and the improvement of existing products.

     Substantially all research is Company-directed and is conducted primarily by employees of the Company. The Company's research and development is carried out by an interdisciplinary group of product development engineers, physicists, chemists, technicians and marketing professionals who seek to apply ferrofluid technology in diverse and expanding markets where that technology adds a significant value.

     The Company is experimenting with new ferrofluids and seals for new higher speed and higher vacuum applications for new and existing markets. Additionally, the Company has developed a number of new technical advances in crystal growing systems, including laser melt level control and a continuous feed system for polysilicon.


BACKLOG

     As of June 30, 1995, the Company had a consolidated order backlog of $37,756,000, as compared to $14,613,000 at June 30, 1994. A comparative summary of the consolidated backlog by business segment is as follows:

                                                        1995             1994
                                                        ----             ----
       Components                                $ 3,839,000      $ 3,939,000
       Systems                                    32,406,000        8,162,000
       Distributed Products                        1,511,000        2,512,000
                                                 -----------      -----------
       Total Backlog                             $37,756,000      $14,613,000

     Of the total backlog at June 30, 1995, approximately 98% is expected to ship during fiscal 1996.


WARRANTY POLICY

     With respect to the sale of ferrofluids and the sale of seals and other products to the computer peripheral industry, the Company warrants only as to workmanship and materials, and its express warranties for such products terminate upon acceptance by the customer. With respect to sales of seals to the semiconductor and other industries for controlled environment applications, the Company offers a one-year warranty. Its warranty service expenses for such products have not been significant. Because of the low warranty service rate, the cost of warranty returns to date has been expensed as incurred, and no reserves for warranty service have been established.

     With respect to crystal growing systems, the Company generally offers a one-year warranty as to workmanship and materials from date of acceptance by the customer. Product refinement and increased field experience have continually reduced warranty costs on a per unit basis and warranty expenses have historically been well within the reserves established by the Company.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information with respect to the Company's industry segments is hereby incorporated by reference to Note K to the Consolidated Financial Statements in Item 8 of this report.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Financial information about the Company's foreign and domestic operations and export sales is hereby incorporated by reference to Note K of Notes to the Consolidated Financial Statements in Item 8 of this report.



ITEM 2.     PROPERTIES

     The Company's offices, product development facility and principal manufacturing plant are located in Nashua, New Hampshire in a 71,000 square foot facility situated on approximately 4.5 acres of land owned by the Company. This land, the building, and substantially all the Company's machinery and equipment at its Nashua facility have been pledged as security against an industrial revenue bond. (See Note A and H to the Consolidated Financial Statements in ITEM 8.)

     The Company and its subsidiaries lease office space, aggregating approximately 15,000 square feet, under varying terms in Oxford, England; Nurtingen, Germany and Tokyo, Japan.



ITEM 3.    LEGAL PROCEEDINGS

Securities and Exchange Commission
----------------------------------
     On February 19, 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period of January 1, 1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons have violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order is whether publicity about the Company, including research reports, were published without fully disclosing consideration given or received therefor. The order also indicates that the inquiry will examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities in public filings made by the Company (including the financial statements contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Since inception of the investigation, the Company has cooperated fully with the SEC's inquiry.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1995.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Ferrofluidics' Common Stock is traded on the NASDAQ National Market under the stock symbol "FERO". The following table sets forth the high and low closing transactions for the Common Stock of the Company for the fiscal periods indicated, as reported by NASDAQ.

                                        High            Low

-------------------------------------------------------------------------------------------------
1994
----
7/1/93 - 9/30/93                      16 1/4          5 3/4
10/1/93 - 12/31/93                     8 1/4          5 1/2
1/1/94- 3/31/94                        6 3/4          3 3/4
4/1/94 - 6/30/94                       7              4 3/4

1995
----
7/1/94 - 9/30/94                       6 1/8          4 3/4
10/1/94 - 12/31/94                     7 1/8          4 1/8
1/1/95- 3/31/95                        8 1/8          5 1/4
4/1/95 - 6/30/95                      10 1/4          5 1/4

     On September 8, 1995, the closing sale price for the Company's Common Stock, as reported by NASDAQ, was $14.00. On that date, there were approximately 3,970 holders of record of the common stock of the Company.


DIVIDEND POLICY

     The Company has never paid a cash dividend on its Common Stock. Its policy is to retain earnings and use funds for the operation and expansion of its business. Future dividend policy will be determined by the Board of Directors based upon the Company's earnings, financial condition and capital requirements.


ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data for the five years ended June 30, 1995, should be read in conjunction with the
Consolidated Financial Statements, including the notes thereto, in ITEM 8 of this report and with Management's Discussion and
Analysis of Financial Condition and Results of Operations in ITEM 7 of this report.

                                                                                 Fiscal Years Ended June 30,
                                                                                ---------------------------
                                                        1995             1994             1993             1992            1991
                                                        ----             ----             ----             ----           -----
INCOME STATEMENT DATA:
----------------------
Net product sales                                $34,149,000    $  26,379,000      $32,905,000     $ 20,926,000     $23,855,000
Royalty revenues                                       6,000           82,000          372,000          767,000         527,000
                                                 -----------    -------------      -----------     ------------     -----------
  Total net sales and revenues                    34,155,000       26,461,000       33,277,000       21,693,000      24,382,000

Engineering & product development expenses         3,410,000        3,390,000        3,129,000        1,757,000       1,474,000
Nonrecurring operating expenses (income)          (1,156,000)       3,108,000        8,594,000         (470,000)       (930,000)
Operating income (loss)                              943,000       (9,662,000)     (11,716,000)          35,000       4,165,000
Interest expense, net                               (406,000)        (356,000)        (254,000)        (567,000)       (366,000)
Income tax benefit (expense)                         322,000       (1,169,000)        (466,000)          30,000      (1,225,000)

Income (loss) from continuing operations             889,000      (10,713,000)     (12,446,000)        (167,000)      2,802,000
Net income (loss)                                   $889,000    $ (10,713,000)    $(12,446,000)    $   (167,000)    $ 3,890,000
                                                 ===========    =============     ============     ============     ===========

PER SHARE DATA:
---------------
Income (loss) from continuing operations                $.16           $(2.00)          $(2.49)           $(.06)          $ .93
Net income (loss)                                       $.16           $(2.00)          $(2.49)           $(.06)          $1.23
                                                        ====           ======           ======            =====           =====

Weighted average shares outstanding                5,563,160        5,366,350        5,005,120        3,008,916       3,595,887

BALANCE SHEET DATA:
-------------------
Working capital                                  $ 7,811,000    $  (1,601,000)    $  6,775,000     $ 16,994,000     $ 7,470,000
Total assets                                      39,529,000       32,508,000       36,884,000       35,209,000      27,640,000
Total liabilities                                 23,748,000       21,325,000       15,107,000       11,678,000      18,256,000
Long-term debt                                     5,036,000           28,000                -        7,500,000       8,827,000
Stockholders' equity                              15,781,000       11,183,000       21,777,000       23,531,000       9,386,000


Note: (a)  No dividends had been declared or paid during the five years ended June 30, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information to assist in the understanding of Ferrofluidics' results of operations and financial condition. It should be read in conjunction with the selected financial data in the preceding section and the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Fiscal 1995 Versus Fiscal 1994:
-------------------------------
     In fiscal 1995, net product sales and revenues increased 29% to
$34,155,000 from $26,461,000 in fiscal 1994.  Revenues from the Company's
Crystal Growing Systems segment increased 37% from $8,612,000 in 1994 to
$11,782,000 in 1995.  The increase in revenues for this product line can be attributed to the industry-wide increase in the demand for 200 millimeter (8 inch) silicon wafers and the resulting increase in the demand for the equipment for growing the silicon crystals.  The Company's model CZ-150, which is capable of growing silicon ingots from which 200 millimeter diameter wafers are made, has received strong acceptance worldwide by silicon wafer manufacturers.
Further, product revenues in this segment are impacted by customers' contracted delivery schedules, and often are not recorded evenly over the reporting period.  Worldwide revenues in the Company's Components business rose 25% from
$11,285,000 in 1994 to $14,119,000 in 1995.  The comparison of revenues by major product line within the Components Business is as follows:

                                                        1995               1994
                                                        ----               ----
       Seals                                     $10,986,000         $8,822,000
       Bearings                                      746,000            429,000
       Ferrofluid                                  2,387,000          2,034,000
                                                ------------        -----------
       Total Components Business                 $14,119,000        $11,285,000

     Sales from the Company's European operations, AP&T, which includes the sale of the Company's core products in Europe as well comprising the Thin Film Deposition segment, increased 20% to $11,201,000 in 1995 as compared to $9,354,000 in fiscal 1994.

     Bookings in 1995 amounted to $56,911,000, (including $35,734,000 of orders for crystal growing systems) compared to $30,317,000 in 1994 (including $12,091,000 of systems orders). Backlog at June 30, 1995 totaled $37,756,000 (including $32,406,000 of crystal growing systems) compared to $14,613,000 at June 30, 1994 (including $8,162,000 of crystal growing systems). Of the order backlog at June 30, 1995, approximately 98% is expected to be shipped in fiscal 1996.

     Consolidated gross margin for the year ended June 30, 1995 amounted to 40.7% of product sales as compared to 33.9% of product sales in the previous year. Higher production volumes in 1995 contributed to the improved gross margins through better absorption of overhead costs. Additionally, improved pricing and inventory and production management contributed to the improvement in overall gross margins in 1995. In addition, gross margins benefitted from management's decision to discontinue the operations of VSE Vakuumtechnik GmbH ("VSE") an Austrian majority-owned company for which AP&T and the Company distributed products and which had experienced prolonged operating losses. The gross margin in 1994 reflected the impact of poor margins of VSE products and certain higher than normal warranty costs relating to the crystal growing systems and certain excess inventory charges pertaining to feedthrough seals.

     As more fully discussed in Note B to the Consolidated financial statements, in November 1994, the Company entered into a license agreement with a Swiss vacuum-valve manufacturer pursuant to which the manufacturer has been granted the exclusive right to incorporate certain Ferrofluidic(R) technology into its products in exchange for the receipt of $1,300,000 in cash. The $1,300,000 has been included in nonrecurring operating income in the consolidated statement of operations for the year ended June 30, 1995. The agreement also provides for the receipt of an additional $200,000 by June 30, 1996, contingent upon the occurrence of certain events by that time. The Company will record any additional cash receipts as income when they become assured.

     In connection with the aforementioned license agreement, in September 1994, management decided to abandon the operations of VSE due to its prolonged operating losses and its inability to compete effectively in the standard vacuum-valve industry. The results of operations for VSE for fiscal 1995 has been reclassified and included in nonrecurring operating income (expense) in the accompanying consolidated statements of operations .

     The Company expended $3,410,000 during fiscal 1995 on engineering and product development, representing 10% of net sales and revenues compared to $3,390,000, or 12.8% of net sales and revenues in the preceding year. Of the total amount expended in 1995, $1,930,000 represents design and applications engineering and $1,480,000 represents amount spent on the development of new products. In fiscal 1994, the design and applications engineering totaled $2,153,000 and the new product development totaled $1,237,000. Of the total fiscal 1995 engineering and product development expenditures, $1,135,000 was in the crystal growing systems segment as compared to $1,496,000 in the prior fiscal year. The remaining balance of expenditures related to engineering and development of the Company's core products, including seals and fluids.

     Selling, general and administrative ("SG&A") expenses decreased 12% from $12,133,000 in 1994 to $10,694,000 in fiscal 1995. The decline in SG&A expenses were principally the result of cost cutting measures undertaken at the Company's headquarters in Nashua, with approximately $150,000 of reductions in the Europe and Japan operations combined.

     Interest income in 1995 of $232,000 represents principally the income earned on certain paid-up insurance policies on the lives of former officers. Interest expense of $638,000 includes approximately $243,000 of interest on the Company's variable rate industrial revenue bond and approximately $140,000 in interest expense on amounts drawn on a revolving credit line. See Note G for a more complete discussion of the Company's debt obligations. At June 30, 1995, there were no amounts outstanding against this revolving credit line. Additionally, the Company recorded $201,000 of interest expense pertaining to loans against certain keyman insurance policies, which are more fully discussed in Note E to the Consolidated Financial Statements.

     The Company records translation and exchange gains and losses resulting from fluctuations of foreign currency as other income (expense). In 1995, the Company realized a gain upon the sale of its investment in NFC (see Note D to the Consolidated Financial Statements) of approximately $200,000. The remaining balance in other income (expense) was principally amortization of bank financing costs.

     The tax provision in 1995 includes a benefit of approximately $620,000 resulting from the recording of a tax asset in Europe at AP&T reflecting that business's return to profitability from continuing operations. Additionally, the provision includes the recording of approximately $300,000 in tax reserves pertaining to various state and foreign taxes.

Fiscal 1994 Versus Fiscal 1993:
-------------------------------
     In fiscal 1994, net product sales and revenues decreased 20% to
$26,461,000 from $33,277,000 in fiscal 1993.  Revenues from the Company's
Crystal Growing Systems segment declined nearly $8,779,000 from $17,391,000 in
1993 to $8,612,000 in 1994.  Revenues of the Company's Components Business rose
35% from $8,382,000 in 1993 to $11,285,000 in 1994.  The comparison of revenues by product line within the Components Business is as follows:

                                                        1994               1993
                                                        ----               ----
       Seals                                     $ 8,822,000        $ 6,544,000
       Air bearings                                  429,000            279,000
       Ferrofluid                                  2,034,000          1,559,000
                                                 -----------        -----------
       Total Components Business                 $11,285,000        $ 8,382,000

     Sales of sealing devices and subsystems in 1994 include approximately $870,000 of sales of standard product to The Kurt J. Lesker Company, a components distributor servicing the semi-conductor and other vacuum process-related industries, which also acts as a sales representative for the Company's custom seals to end users in these markets. Sales from the Company's European operations, AP&T, which includes the sale of the Company's core products in Europe as well as the Thin Film Deposition segment, totaled $9,354,000 in 1994, relatively unchanged from the $9,417,000 of sales in fiscal 1993.

     Additionally, consolidated product revenue for the years ended June 30, 1994 and 1993 include royalties from the sale of Ferrofluidics products by the Company's two licensees, NFC in Japan and MSB in Israel, of $82,000 and $372,000, respectively.

     Bookings in 1994 amounted to $30,317,000, (including $12,091,000 of orders for the Company's crystal growing systems) compared to $27,925,000 in 1993, which included $9,120,000 of systems orders. Backlog at June 30, 1994 totaled $14,613,000 (including $8,162,000 of crystal growing systems) compared to $11,451,000 at June 30, 1993 (including $4,982,000 of crystal growing systems).

     Consolidated gross margin for the year ended June 30, 1994 amounted to 33.9% of product sales as compared to 38.8% of product sales in the previous year. The decline in the gross margin is primarily attributable to product mix in the crystal growing systems and components segments. The introduction of new, lower margin, products within the Company's components segment, lower than expected margins on the VSE product line in Austria and certain warranty costs relating to the crystal growing systems all contributed to the decline in the gross margin. Additionally, in 1994, the Company has provided $400,000 of reserves for excessive inventory levels with respect to its standard line of feedthrough seals.

     The Company expended $3,390,000, during fiscal 1994 on engineering and product development, representing 12.8% of total net sales and revenues compared to $3,129,000, or 9.4% of total net sales and revenues in the preceding year. Of the total amount expended in 1994, $2,153,000 represents design and applications engineering and $1,237,000 represents amount spent on the development of new products. In fiscal 1993, the design and applications engineering totaled $1,860,000 and the new product development totaled $1,269,000. Of the total fiscal 1994 engineering and product development expenditures, $1,496,000 was in the crystal growing systems segment as compared to $1,483,000 in the prior fiscal year. The remaining balance of expenditures related to engineering and development of the Company's fluids and other core products.

     Selling, general and administrative ("SG&A") expenses decreased from $13,136,000 in 1993 to $12,133,000 in fiscal 1994. However, SG&A at the
Company's headquarters in Nashua was reduced from $8,700,000 to $7,004,000 as a result of the restructuring of operations implemented by new management. The reductions in Nashua were partially offset by increases in SG&A in Japan and Europe of $471,000 and $222,000, respectively. Administrative expenses for fiscal 1993 include charges of approximately $890,000 principally representing reserves against certain long term receivables, potential indemnification liabilities associated with the insurance loan agreements with former officers and certain sales related costs.

     The results of operations in 1994 includes a loss from operations at Ferrofluidics Japan of $949,000 and a loss from operations at AP&T in Europe of $620,000. The loss in Europe included a loss from operations of VSE, the Company's majority owned subsidiary in Austria which was acquired in May 1993, of $429,000.

Settlement of NFC Litigation
----------------------------

     As more fully discussed in Note D to the Consolidated Financial Statements, on June 30, 1993, Ferrofluidics entered into a series of new license and other agreements ending all litigation between Ferrofluidics and NFC, its former Japanese subsidiary. Pursuant to the agreements, in August 1993, Ferrofluidics received one billion Japanese Yen (approximately $9.5 million), in settlement of all claims against NFC including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by Ferrofluidics in connection with the litigation. The one billion Yen (approximately $9.5 million) was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments, which has been included in income tax expense for the year ended June 30, 1994. Also pursuant to the agreements, Ferrofluidics acquired 125,000 shares of NFC's common stock, approximately 16% of NFC's outstanding stock, for one billion Japanese Yen, and was given a seat on NFC's board of directors. Given that the transactions involved an exchange of identical amounts, it has been treated as a nonmonetary transaction and, therefore, the value assigned to the settlement is equivalent to the fair market value of the NFC shares purchased. In September 1993 and August 1994, Ferrofluidics engaged an independent firm to ascertain the fair market value of its investment in NFC as of the transaction date and June 30, 1994 for purposes of recording the transaction. The results of the valuations placed the fair market value of the 125,000 NFC shares at $4,286,000 which was recorded in the first quarter of fiscal 1994. In fiscal 1994 the Company has established a valuation reserve against this investment and a corresponding charge to operations in the amount of $600,000, net of approximately $258,000 of translation gains, in recognition of NFC losses for its fiscal year ended March 31, 1994. The resulting gain of $3,322,000, which is the $4,286,000, less the valuation reserve and expenses related to the transaction, has been recorded in the Statement of Operations for the year ended June 30, 1994.

Nonrecurring Operating Charges
------------------------------
    Settlement of class action lawsuit
    ----------------------------------
        On June 23, 1994, the Company and certain other parties to the shareholder litigation described in Note M to the Consolidated Financial Statements entered into a Stipulation of Settlement which provided for the settlement of all claims against the Company and certain other defendants. Following the preparation and execution of definitive settlement documents satisfactory to the settling parties, the Massachusetts federal district court approved the settlement as fair and reasonable and dismissed the case on August 19, 1994. In the settlement, the Company issued 600,000 freely tradable shares of the Company's Common Stock. The Company recorded its portion of the settlement and related expenses totaling $3,300,000 as a charge to nonrecurring operating charges in the third quarter of fiscal 1994 ($2,925,000 representing the estimated value of the 600,000 shares of the Company's common stock and $375,000 representing for legal and other costs). In the fourth quarter of 1994, the Company recorded an additional $225,000 charge to nonrecurring operating charges which adjusted the value of the shares to the approximate market price of the Company's common stock on August 19, 1994.

    Management Restructuring
    ------------------------
        As more fully discussed in Note M to the Consolidated Financial Statements, in September 1993, the former chief executive officer retired from the Company and entered into a Termination Agreement with the Company, superseding his existing employment agreement. Pursuant to the Termination Agreement, the former CEO is receiving payments aggregating $725,000 over four years for making himself available to be used as a senior advisor to the Company during that period (the "Consultancy Period"), whether or not the Company elects to use his services. The Company has charged the entire $725,000 to nonrecurring operating expenses in the first quarter of fiscal 1994. Additionally, the Company incurred $175,000 of severance and other termination charges relating to the reduction of its executive management and operating staff in the fall of 1993.

    Molecular BioQuest, Inc.
    ------------------------
        As more fully discussed in Note D to the Consolidated Financial Statements, in 1994 the Company advanced $300,000 commitment to Molecular BioQuest, Inc. ("BioQuest") pursuant to certain commitments outstanding at the time. In April 1994, the Company entered into an agreement with BioQuest pursuant to which the Company paid an additional $175,000 in full satisfaction of all obligations to BioQuest and, in exchange, received ownership of 5% of the outstanding common stock of BioQuest. The entire $475,000 paid to BioQuest has been charged to operations in the first quarter of 1994, in recognition of BioQuest's undeveloped technology and its continued operating losses.

    Other Charges
    -------------
        As more fully discussed in Note D to the Consolidated Financial Statements, in 1994 and 1993, the Company advanced $209,000 and $85,000, respectively, to Ferrofluidics Taiwan

    Corporation (FTC) for operating purposes. In July 1994, the Company made an investment in FTC of $75,000, representing a 19.9% interest in that company. Of the combined investment in and advances made to FTC, $230,000 and $85,000 have been charged to nonrecurring operating expenses on the Consolidated Statement of Operations in 1994 and 1993, respectively. In fiscal 1993, the Company incurred approximately $1,205,000 of legal costs pertaining principally to the class action litigation and matters associated with the inquiry and investigation of the Securities and Exchange Commission (see Note M to the Consolidated Financial Statements for a more complete discussion). These amounts have been charged to nonrecurring operating expenses on the Consolidated Statement of Operations for the year ended June 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

     In 1995, the operations of the business provided $630,000 of cash. During 1994 and 1993, the operations of the business used cash $6,044,000 and $665,000, respectively. The recent growth in orders for the Company's products has required the investment of capital into accounts receivable and inventory. The Company continues to rely heavily on advance payments received from customers with respect to its crystal growing systems to fund the growth in that segment. Cash receipts from the sale of crystal growing systems under large multiunit contracts are typically received by the Company as certain milestones are met, including receipt of order, submission of accepted engineering drawings, shipment and final acceptance of the units. In 1995 and 1994, the Company received advance payments of $7,855,000 and $1,539,000, respectively. In order to secure its sources of supply for critical long lead inventory items, the Company has made advance payments to its vendors aggregating $2,145,000 at June 30, 1995. At June 30, 1995, the Company had outstanding purchase commitments for inventory of approximately $25,000,000.

     Working capital at June 30, 1995 totaled $7,811,000 as compared to a working capital deficit at June 30, 1994 of ($1,601,000), which included the classification of the $5,000,000 industrial development bond as a current liability. Renegotiation of the terms of the agreements with its bank, along with the correction of certain defaults that existed as of June 30, 1994, has enabled the Company to reclassify the bonds, which mature in 2004, to a non-current liability at June 30, 1995.

     During 1995, investing activities provided $3,142,000 in cash. As more fully discussed in Note D to the Consolidated Financial Statements, in 1995, the Company completed the sale of its 125,000 shares of NFC common stock to several Japanese financial institutions for an aggregate price of Y.362,500,000 (approximately $4.0 million) in cash. Additionally, as more fully discussed in Note C to the Consolidated Financial Statements, during 1995 the Company received $350,000 in full satisfaction of a note receivable from the sale of a former subsidiary. Investing activities used cash of $907,000 and $7,824,000 in 1994 and 1993, respectively. due principally to $785,000 of capital investments. Investing activities in fiscal 1993 used cash of $7,824,000, including $3,926,000 of cash paid for the Company's investment in Fuji Seiki, which is net of $2,500,000 received from Fuji Seiki in connection with the March 1993 license agreement relating to the manufacture and sale of the Company's vacuum rotary feedthroughs in Japan.

     Capital expenditures totaled $1,880,000 in 1995, as compared to $785,000 in 1994 and $3,387,000 in 1993. During 1995, the increase in the demand for the Company's crystal growing equipment necessitated an investment in plant and equipment in order to enhance the Company's production capacity. Management expects additional capital expenditures of in excess of $1,000,000 during fiscal 1996 to complete the upgrade of its manufacturing facility, including the installation of approximately $700,000 of equipment for fabrication and machining of critical component parts. The significant capital expenditures in 1993 were incurred primarily in connection with the acquisition of $675,000 of equipment in Japan, $905,000 of fixed assets acquired in the purchase of VSE, as well as the expansion of the Company's existing manufacturing capabilities and computer hardware and software systems.

     Financing activities used $2,586,000 in cash in 1995, principally representing the repayment of the outstanding balances on revolving lines of credit. With the significant advance payments received from its crystal grower customers in 1995, the Company has not needed to utilize its revolving credit lines for working capital. Also included in the cash from financing activities in 1995 is the elimination of approximately $1,700,000 of bank debts in Austria upon the abandonment of the VSE operation (See Note B to the Consolidated Financial Statements). Financing activities provided cash of $1,270,000 in 1994. Due to its need for working capital, the Company borrowed $823,000 during 1994 against the revolving credit lines discussed above. Additionally, during 1994, the Company elected to retire its $2,500,000 1985 Series Industrial Revenue Bonds, which were due to mature in December 1995. The bonds carried a fixed interest rate of 7.25%, plus the cost of the standby letter of credit and various administrative costs, and as such, management elected to redeem the bonds early utilizing borrowings of cash surrender value in the amount of $2,927,000. In fiscal 1993, the exercise of stock purchase options and warrants ($5,302,000) and the sale of 315,000 shares of the Company's common stock to Fuji Seiki ($4,173,000) were the principal source of cash.

     In connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1993, the Company received a disclaimer of opinion with respect to the consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1993. As a result of receiving the disclaimer, the Company is precluded from accessing the capital markets for financing until it obtains three years of audited financial statements. Management expects that it will meet this requirement after its fiscal year 1996, at which time the Company will have the option of raising capital, if needed, through the sale of its common stock in the public markets.

     On June 30, 1994, the Company entered into a series of credit agreements with a new bank which provides the Company with total credit of approximately $7,900,000, including approximately $5,400,000 in the form of a standby letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, and a $2,500,000 revolving line of credit for working capital purposes. As of June 30, 1995, the entire $2,500,000 was available to be borrowed.

     Through its foreign subsidiaries, the Company has various short-term facilities with local banks aggregating approximately $2,000,000. At June 30, 1995, $35,000 was outstanding against these facilities. Throughout fiscal 1995, the average outstanding balance on these facilities was $18,000. The weighted average interest rates during the year on these facilities ranged from 9.0% to 9.2%, and the interest rates at June 30, 1994 ranged from 8.0% to 9.75%.

     While the Company believes it has sufficient working capital resources to fund current operations and future growth of its components and thin film deposition segments, its crystal growing systems segment continues to rely heavily upon the receipt of customer deposits to fund the manufacture and delivery of systems.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
                         -----------------------------
                                                                                                      Page(s)
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           21

Consolidated Balance Sheets as of June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . .           22

Consolidated Statements of Operations for each of the three years
   in the period ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23

Consolidated Statements of Changes in Stockholders' Equity for each
   of the three years in the period ended June 30, 1995   . . . . . . . . . . . . . . . . . .           24

Consolidated Statements of Cash Flows for each of the three years
   in the period ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .        26-44

                      Report of Independent Accountants
                      ---------------------------------

To the Shareholders and Directors of Ferrofluidics Corporation

We have audited the accompanying consolidated balance sheet of Ferrofluidics Corporation as of June 30, 1995 and 1994 and the related statements of operations, stockholders equity, and cash flows for the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ferrofluidics Corporation as of June 30, 1995 and 1994 and the results of its operations and its cash flows for the years ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles.

We were also engaged to audit the accompanying consolidated statement of operations, stockholders' equity and cash flows of Ferrofluidics Corporation for the year ended June 30, 1993. These financial statements are the responsibility of the Company's management. During 1994, the Company's then chairman and chief executive officer and its then chief financial officer relinquished all positions with the Company. Based on our understanding of the underlying circumstances leading to the departure of these individuals from the Company, we believe we cannot rely on their representations nor can we be certain we have been provided with all appropriate documentation relevant to the transactions which they have initiated or for which they were responsible. Because of these matters, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1993.


/s/ Coopers & Lybrand L.L.P.
Manchester, New Hampshire
August 31, 1995

                           FERROFLUIDICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        June 30, 1995 and June 30, 1994

ASSETS                                                 1995               1994
------                                                 ----               ----
Current Assets:
  Cash and cash equivalents                       $ 1,563,000        $   322,000
  Accounts receivable - trade, less allowance
    for doubtful accounts of $357,000 at
    June 30, 1995 and $705,000 at June 30, 1994     7,774,000          4,676,000
  Inventories                                      14,130,000         10,169,000
  Note receivable                                           -            350,000
  Prepaid and other current assets                  2,659,000            590,000
                                                  -----------        -----------
Total Current Assets                               26,126,000         16,107,000
                                                  -----------        -----------

Property, plant and equipment, at cost, net
  of accumulated depreciation of $8,895,000 at
  June 30, 1995 and $8,240,000 at June 30, 1994     8,116,000          7,935,000
Investment in affiliates                                    -          3,669,000
Cash value of life insurance, net                   2,976,000          2,963,000
Other assets, net                                   2,311,000          1,834,000
                                                  -----------        -----------
TOTAL ASSETS                                      $39,529,000        $32,508,000
                                                  ===========        ===========

LIABILITIES
-----------
Current Liabilities:
      Industrial revenue bonds payable                      -          5,000,000
      Bank notes payable                                    -          2,801,000
      Accounts payable                              5,318,000          4,371,000
      Customer deposits                             9,403,000          1,543,000
      Accrued expenses and other
        current liabilities                         3,594,000          3,993,000
                                                  -----------        -----------
Total Current Liabilities                          18,315,000         17,708,000
                                                  -----------        -----------

Long term debt obligations                          5,036,000             28,000
Other liabilities                                     397,000            439,000
Class action settlement reserve                             -          3,150,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
  100,000 shares, issued and outstanding, none              -                  -
Common stock, $.004 par value, authorized
  12,500,000 shares, issued 5,997,198 at June 30,
  1995 and 5,366,949 shares at June 30, 1994           24,000             21,000
Additional paid-in capital                         35,485,000         32,109,000
Retained deficit                                  (19,463,000)       (20,352,000)
Currency translation adjustments                     (265,000)          (595,000)
                                                  -----------        -----------
Total Stockholders' Equity                         15,781,000         11,183,000
                                                  -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $39,529,000        $32,508,000
                                                  ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements

                                              FERROFLUIDICS CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                                                                                1995             1994             1993
                                                                                ----             ----            -----
Net sales and revenues                                                    $34,155,000     $26,461,000      $33,277,000
Cost of sales                                                              20,264,000      17,492,000       20,134,000
                                                                          -----------    ------------     ------------
Gross profit                                                               13,891,000       8,969,000       13,143,000

Operating expenses:
   Engineering and product development expense                              3,410,000       3,390,000        3,129,000
   Selling, general and administrative expense                             10,694,000      12,133,000       13,136,000
   Nonrecurring operating (income) expenses                                (1,156,000)      3,108,000        8,594,000
                                                                          -----------    ------------     ------------
Operating income (loss)                                                       943,000      (9,662,000)     (11,716,000)

Interest income                                                               232,000         224,000          319,000
Interest expense                                                             (638,000)       (580,000)        (573,000)
Other income (expense), net                                                    30,000         474,000          (10,000)
                                                                          -----------    ------------     ------------
Income (loss) before income taxes                                             567,000      (9,544,000)     (11,980,000)

Income taxes                                                                 (322,000)      1,169,000          466,000
                                                                          -----------    ------------     ------------
Net Income (Loss)                                                         $   889,000    $(10,713,000)    $(12,446,000)
                                                                          ===========    ============     ============

Net Income (Loss) per common share:

   Net Income (Loss)                                                      $      0.16    $      (2.00)    $      (2.49)
                                                                          ===========    ============     ============

Weighted average common and
   common equivalent shares outstanding                                     5,563,160       5,366,350        5,005,120

The accompanying notes are an integral part of the consolidated financial statements.

                                         FERROFLUIDICS CORPORATION
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED JUNE 30, 1993, 1994 AND 1995
                                                                            Retained
                                                         Common Stock     Additional        Earnings       Currency
                                                         ------------        Paid-In    (Accumulated    Translation
                                                    Shares  Par Value        Capital        Deficit)    Adjustments
                                                    ------  ---------      ---------     -----------    -----------
BALANCE, JUNE 30, 1992                           4,129,621    $16,518    $20,821,000   $  2,807,000      $(114,000)

Issuance of common stock for:
   Options and warrants exercised                  816,046      3,264      5,258,000              -              -
   Investment in affiliates                        415,000      1,660      5,824,000              -              -
   Employee stock purchase plan                      3,154         13         38,000              -              -
Valuation of warrants granted to non-
   employees                                             -          -        100,000              -              -
Net loss                                                 -          -              -    (12,446,000)             -
Current year translation adjustments                     -          -              -              -       (532,000)
                                                 ---------    -------    -----------   ------------      ---------
BALANCE, JUNE 30, 1993                           5,363,821     21,455     32,041,000     (9,639,000)      (646,000)
                                                 ---------    -------    -----------   ------------      ---------

Issuance of common stock for:
   Options and warrants exercised                      812          3          4,000              -              -
   Employee stock purchase plan                      2,316          9         16,000              -              -
Restricted stock plan, charge to operations              -          -         48,000              -              -
Net loss                                                 -          -              -    (10,713,000)             -
Current year translation adjustments                     -          -              -              -         51,000
                                                 ---------    -------    -----------   ------------      ---------
BALANCE, JUNE 30, 1994                           5,366,949     21,467     32,109,000    (20,352,000)      (595,000)
                                                 ---------    -------    -----------   ------------      ---------

Issuance of common stock for:
   Settlement of shareholder class action suit     600,000      2,400      3,148,000              -              -
   Restricted stock plan, charge to operations      38,385        154        290,000              -              -
Redemption of stock for taxes                       (8,136)       (33)       (62,000)             -              -
Net income                                               -          -              -        889,000              -
Current year translation adjustments                     -          -              -              -        330,000
                                                 ---------    -------    -----------   ------------      ---------
BALANCE, JUNE 30, 1995                           5,997,198    $23,988    $35,485,000   $(19,463,000)     $(265,000)
                                                 =========    =======    ===========   ============      =========

The accompanying notes are an integral part of the consolidated financial statements.

                                                 FERROFLUIDICS CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                                                                                 1995             1994             1993
Cash flows from operating activities:
   Net income (loss)                                                      $  889,000     $(10,713,000)    $(12,446,000)
   Adjustments to reconcile net income (loss) to cash flow
      from operating activities:
      Depreciation and amortization                                        1,030,000        1,150,000        1,801,000
      Deferred taxes                                                        (615,000)         176,000          252,000
      Provision for doubtful accounts                                       (397,000)        (107,000)         348,000
      Interest on long-term investments                                     (132,000)        (167,000)        (113,000)
      Increase in cash surrender value                                       (70,000)        (412,000)        (250,000)
      Gain on sale of fixed assets                                            (4,000)         (90,000)               -
      Stock related compensation                                             290,000           48,000          100,000
      Nonrecurring operating charges                                               -          450,000        8,125,000
      Translation (gains) losses                                            (322,000)        (336,000)           1,000
      Gain on settlement with licensee, net of allowances                          -       (3,411,000)               -
      Other                                                                  286,000          (42,000)        (244,000)
   Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
      Accounts receivable                                                 (2,753,000)       1,358,000       (2,004,000)
      Inventories                                                         (3,710,000)      (1,379,000)       2,483,000
      Prepaid and other current assets                                    (2,047,000)         296,000          179,000
      Accounts payable and accrued expenses                                  330,000        2,446,000        1,103,000
      Customer deposits                                                    7,855,000        1,539,000                -
      Settlement reserve                                                           -        3,150,000                -
                                                                         -----------      -----------      -----------
Net cash provided by (used in) operating activities                          630,000       (6,044,000)        (665,000)
                                                                         -----------      -----------      -----------

Cash flows from investing activities:
   Proceeds from notes receivable                                            350,000          125,000            63,000
   Payments under capital lease obligations                                  (72,000)               -                 -
   Sale of investment in affiliate                                         3,991,000                -                 -
   Investment in affiliates, net                                                   -                -       (3,926,000)
   Restricted cash                                                                 -         (449,000)        (574,000)
   Acquisition of property, plant and equipment                           (1,880,000)        (785,000)      (3,387,000)
   Proceeds from sales of assets                                             753,000          202,000                -
                                                                         -----------      -----------      -----------
Net cash provided by (used in) investing activities                        3,142,000         (907,000)      (7,824,000)
                                                                         -----------      -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                          -           20,000        9,475,000
   Redemption of industrial revenue bond                                           -       (2,500,000)               -
   Proceeds from borrowing of cash surrender value                           189,000        2,927,000                -
   Short-term borrowings, net                                             (2,775,000)         823,000          (30,000)
                                                                         -----------      -----------      -----------
Net cash provided by (used in) financing activities                       (2,586,000)       1,270,000        9,445,000
                                                                         -----------      -----------      -----------

Effect of currency rate changes on cash                                       55,000          (46,000)         (50,000)
                                                                         -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                       1,241,000       (5,727,000)         906,000
                                                                         -----------      -----------      -----------
Cash and cash equivalents at beginning of year                               322,000        6,049,000        5,143,000
                                                                         -----------      -----------      -----------
Cash and cash equivalents at end of year                                 $ 1,563,000      $   322,000      $ 6,049,000
                                                                         ===========      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of Ferrofluidics Corporation and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassification
----------------
     Certain amounts in 1994 and 1993 have been reclassified to conform with the 1995 financial statement presentation.

Revenue Recognition
-------------------
     The Company generally recognizes product revenue upon shipment of products to the customer; royalty revenue is recognized as it is earned.

Concentration of Credit Risk
----------------------------
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

     The Company performs ongoing credit evaluations of its customers' financial condition and, under certain conditions, requires collateral from its foreign unaffiliated customers in the form of irrevocable letters of credit. With regard to the Company's Core Products segment, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many different geographical regions. In the Company's crystal growing systems segment, one Pacific Rim customer accounted for 52.7% of that segment's fiscal 1995 net sales and 14.1% of gross consolidated accounts receivable at June 30, 1995. This customer has provided the Company with irrevocable letters of credit as security for payment.

     Additionally, the Company has made advance payments to suppliers for inventory aggregating $2,145,000 as of June 30, 1995, which have been classified as prepaid and other current assets on the accompanying Consolidated Balance Sheet.

Cash and Cash Equivalents
-------------------------
     Cash and cash equivalents consist of cash on hand, money market funds and commercial paper with original maturities of less than 90 days. Amounts of interest bearing deposits at June 30, 1995 and 1994 totaled $1,549,000 and $661,000, respectively.


Inventories
-----------
     Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories are comprised of the following elements at June 30, 1995 and 1994, respectively:

                                                                           1995             1994
                                                                           ----             ----
       Raw materials and purchased parts                            $ 8,018,000      $ 4,278,000
       Work-in-process                                                2,634,000        2,513,000
       Finished goods                                                 3,478,000        3,378,000
                                                                    -----------      -----------
                                                                    $14,130,000      $10,169,000
                                                                    ===========      ===========

Property, Plant and Equipment
-----------------------------
     Property, plant and equipment are recorded at cost. Depreciation on machinery and equipment and furniture and fixtures is computed on a straight-line method over estimated useful lives to eight years; leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvements. Depreciation on buildings and building improvements is computed using the straight-line method over estimated lives from ten to thirty years. Depreciation charges for assets begin in the month subsequent to the asset being placed in service.

     Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts. Gains or losses on disposition are reflected in other income (loss) at the time of disposition.

     Property, plant and equipment consisted of the following at June 30, 1995 and 1994:

                                                                        1995             1994
                                                                        ----             ----
     Land                                                         $  321,000       $  435,000
     Buildings and improvements                                    6,573,000        6,854,000
     Machinery and equipment                                       4,717,000        4,499,000
     Furniture, fixtures and vehicles                              4,307,000        4,076,000
     Construction in process                                       1,093,000          311,000
                                                                  ----------       ----------
                                                                  17,011,000       16,175,000
     Less:  Accumulated depreciation and amortization              8,895,000        8,240,000
                                                                  ----------       ----------
                                                                  $8,116,000       $7,935,000
                                                                  ==========       ==========

Intangible Assets
-----------------
     At June 30, 1995, the Company had goodwill resulting from the acquisition in fiscal 1989 of AP&T GmbH of $1,334,000 that is being amortized over a 16 year life on a straight line basis. Accumulated amortization as of June 30, 1995 amounted to $477,000.

     All other intangible assets, including patents and trademarks, are recorded at cost and amortized on a straight-line basis over their estimated useful lives, generally ten years.

Product Development and Advertising Expenses
--------------------------------------------
 Product development expenditures and advertising costs are charged to expense when first incurred.

Income Taxes
------------
     The Company accounts for income taxes under the provisions of Statement of Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under
                              ---------------------------
this statement, deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of these amounts using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. It also requires a valuation reserve against deferred assets if it is more likely than not that some or all of the deferred tax assets will not berealized. The adoption of this standard in 1994 did not have a material impact on the financial statements.

     Taxes are not provided on undistributed income of subsidiaries not consolidated for U.S. tax purposes as it is intended that such earnings will remain invested in those companies or, if distributed, the tax effect would not be material. As of June 30, 1995, each of these subsidiaries had an accumulated loss.

Translation of Foreign Currencies
---------------------------------
     All asset and liability amounts in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Income statement amounts are translated at average exchange rates during the year. Translation gains and losses are accumulated as a separate component of stockholders' equity. Translation gains and losses of foreign subsidiaries whose functional currency is the U.S. dollar are charged directly to operations as incurred.

Foreign Exchange Contracts
--------------------------
     The Company from time to time enters into foreign exchange contracts as a hedge against certain debts denominated in a foreign currency. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those debts. At June 30, 1995, there were no foreign exchange contracts outstanding.


Other Income (Expense)
----------------------
     Other income (expense) consisted of the following for the years ended June 30, 1995, 1994 and 1993:

                                                               1995             1994             1993
                                                               ----             ----             ----
   Translation gain (loss), net                            $241,000         $336,000        $  (1,000)
   Exchange gain (loss), net                                 19,000         (144,000)         234,000
   Gain (loss) on sale of fixed assets                        4,000           90,000         (126,000)
   Other                                                   (234,000)         192,000         (117,000)
                                                           --------         --------        ---------
                                                           $ 30,000         $474,000        $ (10,000)
                                                           ========         ========        =========

Earnings (Loss) Per Share
-------------------------
     Income per share for fiscal 1995 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents. Losses per share for 1994 and 1993 are based on the weighted average number of common shares outstanding as the inclusion of common stock equivalents would have been antidilutive in those years.

Statement of Cash Flows
-----------------------
     For the years ended June 30, 1995, 1994 and 1993, cash payments for income taxes amounted to $121,000, $1,200,000 and $220,000, respectively. Cash payments for interest in each of the three years amounted to $427,000, $624,000 and $494,000, respectively.

     Significant non-cash investing, financing and operating activities during the three years ended June 30, 1995 were as follows:

     As more fully discussed in Note D, in August 1993, Ferrofluidics received one billion Japanese Yen (approximately $9.5 million), in settlement of all claims against NFC including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by Ferrofluidics in connection with the litigation. The one billion Yen (approximately $9.5 million) was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments. Also pursuant to the agreements, Ferrofluidics acquired 125,000 shares of NFC's common stock, approximately 16% of NFC's outstanding stock, for one billion Japanese Yen, and was given a seat on NFC's board of directors. Given that the transactions involve an exchange of identical amounts, it is being treated as a noncash transaction (See Note D).

     In May 1993, the Company acquired 80% of VSE by assuming 80% of VSE's existing obligations. The Company recorded $1,885,000 of VSE bank debt. The Company applied the excess of the liabilities assumed over the assets acquired of $1,298,000 to goodwill, which was fully written off as of June 30, 1993. (See Note B)

     In October 1992, the Company sold 100,000 shares of its common stock at $18.00 per share to Molecular BioQuest ("BioQuest"), receiving in return a $1,800,000 promissory note, convertible into 10% of the outstanding common stock of BioQuest. (See Note D)

Fourth Quarter Adjustments
--------------------------
     The Company made adjustments to its financial statements in the fourth quarter ended June 30, 1995, including approximately $200,000 in reductions in the reserve for doubtful accounts and other valuation accounts, and a net change of $415,000 to the provision for income taxes including a $615,000 reduction to the valuation reserve for a foreign deferred tax asset and $200,000 in additional foreign income tax provision.

B.   VSE

     In May 1993, the Company acquired, through its wholly-owned subsidiary AP&T, 80% of VSE for a nominal amount and the guarantee of its bank debts. VSE is an Austrian manufacturer of high precision vacuum valves for the semiconductor and other process industries. The Company acquired VSE from VSE management (27%) and Fuji Seiki (53%). As of the date of acquisition, VSE had liabilities of approximately $3,503,000, including bank debt of $1,885,000.
The remaining 20% interest in VSE was held by VSE management. Also included in VSE's liabilities were amounts advanced from Fuji Seiki of approximately $1,150,000 (Y.120,000,000). In connection with the acquisition, the Company recorded an intangible asset of $2,239,000.

     The pro forma combined results of operations of the Company and VSE for the year ended June 30, 1993 would not have differed materially from those presented in the accompanying financial statements had the acquisition occurred at the beginning of fiscal 1993.

     In October 1993, Fuji Seiki entered into an agreement with the Company that provided, among other things, for the forfeiture by Fuji Seiki of amounts due it by VSE (See Note D). As of June 30, 1993, the Company had eliminated this liability to Fuji Seiki with an offsetting reduction to intangible assets recorded in the purchase of VSE. Additionally, as of June 30, 1993, the Company had written off all intangibles recorded in connection with the transaction in recognition of the uncertainty surrounding its future economic value.

     In September 1994, management decided to discontinue the operations of VSE, its majority owned subsidiary in Austria, due to prolonged operating losses and its inability to compete effectively in the standard vacuum-valve industry. In the process of liquidating the subsidiary, VSE went into technical receivership and, in October, the minority owner acquired the business out of receivership and assumed all of its liabilities. The loss from operations of VSE in fiscal 1995 until the date of abandonment of $205,000, in addition to the one-time gain on the abandonment of $61,000, have been presented on the Consolidated Statement of Operations for the year ended June 30, 1995 as nonrecurring operating charges.

     In November 1994, the Company entered into a fifteen-year agreement with VAT Vakuumventile (VAT), a Swiss vacuum-valve manufacturer, pursuant to which VAT has been granted exclusive right to utilize certain rotary feedthrough sealing technology of the Company in exchange for $1,300,000 in cash, with an additional payment of $200,000 by June 30, 1996 contingent upon the occurrence of certain events by that date. During October and November 1994, the Company received an aggregate of $1,300,000 in cash payments pursuant to this arrangement and has recorded the payments as nonrecurring operating income in the Consolidated Statement of Operations for fiscal 1995.


C.   NOTES RECEIVABLE

     In June 1990, the Company sold its manufacturing subsidiary in the United Kingdom, AF Technologies, to Rumpack, Ltd. ("Rumpack") for $3,380,000 in cash and a note. The note called for quarterly installments of $12,500 with a $250,000 balloon payment on June 30, 1994 and with any remaining balance paid on June 30, 1995. The note was collateralized by a lien on the fixed assets of AF Technologies as well as the common stock of AF Technologies. On June 30, 1993, Rumpack defaulted on the note when it failed to make its scheduled payment. In the fourth quarter of 1993, the Company established a valuation reserve in the amount of $260,000 against the note. During 1994, Rumpack made payments totalling $125,000, reducing the carrying value to $522,000. In May 1994, the Company entered into negotiations with Rumpack and its bank to settle the debt in full. At June 30, 1994, the carrying value of the note was reduced to $350,000, after a charge of $172,000 to operations in the fourth quarter of 1994. In August 1994, the Company received $350,000 in full settlement of the note.


D.   INVESTMENTS IN AFFILIATES

Nippon Ferrofluidics Corporation
--------------------------------
     On June 30, 1993, Ferrofluidics consummated a series of new license and other agreements ending all litigation between Ferrofluidics and NFC, its former Japanese subsidiary. Due to uncertainties with respect to the license and other related agreements that existed at June 30, 1993, the transaction is being accounted for in the first quarter of fiscal 1994. Pursuant to these agreements, in August 1993, Ferrofluidics received one billion Japanese Yen (approximately $9.5 million), in settlement of all claims against NFC including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by Ferrofluidics in connection with the litigation. The one billion Yen (approximately $9.5 million) was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments. Also pursuant to the agreements, Ferrofluidics acquired 125,000 shares of NFC's common stock, approximately 16% of NFC's outstanding stock, for one billion Japanese Yen, and was given a seat on NFC's board of directors.

     Given that the transactions involved an exchange of identical amounts, it is being treated as a nonmonetary transaction and, therefore, the value assigned to the settlement is equivalent to the fair market value of the NFC shares acquired. Ferrofluidics engaged an independent firm to ascertain the fair market value of its investment in NFC as of August 1993 and June 1994 for purposes of recording the transaction. As a result of the valuation, the Company recorded the estimated fair market value of the NFC shares as of August 1993 of $4,286,000 during the first quarter of fiscal 1994. In recognition of NFC losses during its fiscal year ended March 31, 1994, the Company has established a valuation reserve against this investment in the amount of $600,000, net of a translation gain of $258,000, in the fourth quarter of 1994 in the consolidated statement of operations.

     Under the new license agreement, effective upon signing of the agreements:
(i) NFC was granted a worldwide license with respect to Ferrofluidic exclusion seals for computer disc drive memories; (ii) Ferrofluidics retains its worldwide exclusive rights to its Ferrofluidic environmental sealing system (developed and being marketed by Ferrofluidics in response to the global problem of fugitive emissions into the atmosphere from petroleum-refining and chemical processing facilities), and (iii) both companies will have nonexclusive rights to market vacuum rotary feedthrough seals and ferrofluids in Asia.

     In the fall of 1994, management began discussions with NFC to find a buyer for the 125,000 shares after concluding a financial interest in NFC was not strategically in the best interest of the Company. In March 1995 the Company completed the sale of its 125,000 shares of NFC common stock to several Japanese financial institutions for an aggregate price of Y.362,500,000 (approximately $4.0 million) in cash. The sale generated a gain of approximately $245,000, principally the result of currency translation, which has been included in other income in the consolidated statement of operations for the year ended June 30, 1995.

Fuji Seiki, Inc.
----------------
     On September 19, 1992, the Company entered into a series of agreements with Fuji Seiki, a Japanese pump and valve manufacturer, in which the Company acquired 900,000 shares of Fuji Seiki common stock, representing an approximately 20% ownership interest, for $7,450,000, and established an alliance for joint marketing and service of certain of each other's products, as well as joint development of new products. In a related transaction, Fuji Seiki acquired 315,000 shares of the Company's common stock. These transactions have been accounted for as a nonmonetary transaction at $13.25, the market value of the Ferrofluidics shares at the time of their investment. As of June 30, 1993, in recognition of a reevaluation of its investment in Fuji Seiki by an investment banking firm, the Company established a valuation reserve in an amount equivalent to the entire remaining investment balance of $3,926,000. This valuation reserve was included in nonrecurring operating expenses in the Statement of Operations for the year ended June 30, 1993.

     Also during fiscal 1993, Fuji Seiki entered into a license agreement with the Company for which it paid the Company $2,500,000 as a non-refundable license fee for the non-exclusive rights to manufacture and sell Ferrofluidics' proprietary rotary feedthrough seals in Japan. The agreement had a term of ten years and granted Fuji Seiki a royalty-free period for the first $10,000,000 of revenues generated by the sale of Ferrofluidics rotary feedthrough seals, and a royalty of 5% on all sales thereafter. The Company applied the $2,500,000 of cash payments under this agreement as a reduction of its investment in Fuji Seiki

     In October 1993, under new management direction, Ferrofluidics terminated its relationship with Fuji Seiki by entering into a series of agreements whereby Ferrofluidics: (i) returned its entire ownership interest in Fuji Seiki; (ii) granted to Fuji Seiki the exclusive rights to manufacture, sell, market and distribute VSE vacuum valves in Asia for 15 years, and (iii) agreed that Fuji Seiki may be granted preferred vendor status for certain Ferrofluidic products in certain markets. In return, Fuji Seiki: (i) terminated its current nonexclusive licensing agreement for Ferrofluidics product discussed above and
(ii) forgave 120 million Japanese Yen (approximately $1,150,000) in advance royalty payments due to Fuji Seiki from VSE, the Company's 80%-owned subsidiary (See Note B).

Molecular BioQuest, Inc.
------------------------
     During 1993, Ferrofluidics entered into a series of agreements with Molecular BioQuest, Inc. ("BioQuest"), a private company engaged in the development and manufacture of biotechnology and pharmaceutical products. Under these agreements, Ferrofluidics was to provide consulting services and BioQuest acquired 100,000 shares of Ferrofluidics common stock at a valuation of $18.00 per share, paid in the form of a debenture convertible into 10% of BioQuest's common stock and paying interest at a rate of 8%. The fair market value of the Ferrofluidics common stock on that date was $16.50, and as such the investment has recorded at a value of $1,650,000. The Company also agreed to make available a line of credit in the amount of $825,000 at an interest rate of 8%. On June 15, 1993, the Company committed to loan up to an additional $750,000 to BioQuest, $500,000 in fiscal 1994 and $250,000 in fiscal 1995, in return for a note, convertible under certain circumstances, into 3.4% of the common stock of BioQuest, and the option to acquire an additional 5% of such common stock for $1,100,000 or 55,000 shares of Ferrofluidics' common stock. During 1993, BioQuest borrowed $620,000 against the line of credit, of which $545,000 was repaid in 1993. No further amounts could be borrowed under this line. Additionally, the agreement provided Ferrofluidics with an option to acquire another 10% of Bioquest for $1,800,000. During 1993, the Company received $19,000 in consulting fees and $50,000 of interest payments related to the notes which have been accounted for as reductions in the investment.

     In fiscal 1993 the Company had reduced its investment in BioQuest by a charge against earnings of $1,594,000, which represented a charge for the undeveloped technology of BioQuest and the Company's share of BioQuest's estimated losses since the date of the Company's investment. These amounts are included in nonrecurring operating expenses in the Statement of Operations for the year ended June 30, 1993.

     In April 1994, the Company entered into an agreement with BioQuest pursuant to which: (i) the Company paid $175,000 in full satisfaction of all obligations to BioQuest ($300,000 had previously been advanced under the $750,000 commitment discussed above), (ii) the Company's options to acquire additional shares of BioQuest were cancelled and (iii) it received 5% of the outstanding common stock of BioQuest. Under this agreement, the obligation of BioQuest under the convertible debenture was cancelled, it was entitled to retain the shares of Ferrofluidics common stock purchased in October 1992 and was required to restrict its use of the name "The Ferrofluid Company" in the future. The entire $475,000 paid to BioQuest had been charged to operations in the first quarter of 1994, in recognition of BioQuest's undeveloped technology and its continued operating losses.

Ferrofluidics Taiwan Corporation
--------------------------------
     In May 1993, the Company entered into an agreement with Junsun Technologies, Inc., a Taiwanese distributor of semiconductor process equipment, to form Ferrofluidics Taiwan Corporation (FTC), which would distribute Ferrofluidics products in Taiwan, Korea, and Peoples Republic of China. The Company acquired a 19.9% interest in FTC for $75,000 and agreed to fund the start-up and FTC's first year operating costs. Pursuant to this agreement, the Company advanced, and charged to nonrecurring operating expenses, $85,000 and $230,000 in 1993 and 1994, respectively. The Company is not obligated to make any further advances and has entered into negotiations with FTC to have its investment of $75,000 returned in exchange for the 19.9% interest. In 1995, the Company established new third party distribution relationships in Taiwan for its products and has discontinued its association with FTC.


E.   CASH VALUE OF LIFE INSURANCE

     During fiscal 1988 and 1989, the Company invested an aggregate of $5,000,000 in single premium life insurance policies on the lives of the former CEO and the former CFO, who are also partial beneficiaries of the policies. These policies currently yield their minimum guaranteed rate of return of 6.0%, less a nominal charge for the cost of insurance.

     Under the terms of certain insurance loan agreements relating to these policies, the former CEO and the former CFO referred to above were given the right to borrow specified amounts annually from the insurance company, to a specified date. Such allowable borrowings approximate the earnings accruing to the Company under the policies. The former CFO's borrowing rights were fixed at $243,000, all of which has been borrowed. At June 30, 1995, outstanding borrowings by the former chief executive officer under the policies, including accrued interest, approximated $2,354,000 and approximately $151,000 of additional amounts could be borrowed. The former officers' estates are beneficiaries of these policies to the extent of their borrowing rights under the policies.

     Earnings under these policies are not recognized as income to the extent they are subject to the executive borrowing rights. The accompanying financial statements do not include a liability for future borrowing rights, as management believes such rights terminate upon termination of the underlying policies, which termination is at the sole discretion of the Company.

     During fiscal 1991, the former chief executive officer and the Company entered into an agreement permitting the officer to deposit amounts with the Company equivalent to the amounts borrowed, and in the future, borrowable from the insurance company by him. During fiscal 1992, the Company entered into a similar agreement with the former chief financial officer. Deposited amounts are, under certain circumstances, repayable by the Company to the former officers upon their death or the surrender of the policies. At June 30, 1995, approximately $1,407,000 is reflected as an offset to the cash surrender value of these policies in recognition of these deposited amounts.

     Borrowings bear interest at a rate of 8% with a borrowing limit equal to the total single premium of $5,000,000, less the declining termination charge. At June 30, 1995, the Company had $2,604,000 in loans and accrued interest outstanding against these policies and is restricted from further borrowing under its new credit facility (Note G).

     In addition to the above, the Company has recorded the cash surrender value of other key man life insurance policies under split dollar agreements with the former CEO of $1,696,000 and $1,626,000 at June 30, 1995 and 1994,
respectively. The former CEO's estate will be the principal beneficiary of the aggregate face value of these policies of approximately $8,000,000, from which the Company will receive, upon death or surrender, an amount approximating the cash surrender value of the policies at that time.

F.   INCOME TAXES

     Effective July 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset and liability approach for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The standard also requires a valuation reserve against deferred assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $14,229,000 has been established. The cumulative effect of the adoption of SFAS 109 resulted in no material charge to operations in the year ended June 30, 1994.


     Income (loss) before income taxes and the related income tax expense for the years ended
June 30, 1995, 1994 and 1993 are as follows:

     Income (loss) before income taxes:                         1995             1994             1993
                                                                ----             ----             ----
         Domestic                                         $1,012,000    $ (8,000,000)     $(9,648,000)
         Foreign                                            (445,000)     (1,544,000)      (2,332,000)
                                                          ----------    ------------      -----------
     Total                                                   567,000      (9,544,000)     (11,980,000)

     Currently payable:
         Federal                                                   -               -                -
         State                                            $   20,000    $     20,000      $   115,000
         Foreign                                             273,000         973,000           99,000
                                                          ----------    ------------      -----------
     Total current                                           293,000         993,000          214,000
                                                          ----------    ------------      -----------

     Deferred:
         Federal                                                   -         176,000          252,000
         State                                                     -               -                -
         Foreign                                            (615,000)              -                -
                                                          ----------    ------------      -----------
     Total deferred                                         (615,000)        176,000          252,000
                                                          ----------    ------------      -----------
     Total income tax expense (benefit)                   $ (322,000)   $  1,169,000      $   466,000
                                                          ==========    ============      ===========

     The income tax benefit in 1995 is principally the result of adjustments to the valuation reserve relating to the deferred tax asset in the amount of $615,000. The provision of $293,000 is principally related to a reserve for income taxes at a foreign subsidiary. The income tax provision in 1994 is primarily attributable to foreign taxes paid in connection with the Company's settlement with NFC and changes in the deferred tax asset valuation allowance. The income tax provision of $466,000 in 1993 is attributable primarily to income taxes paid as a result of examinations of prior tax years by certain states and foreign countries and a valuation adjustment made to a deferred tax asset.

     The following is a reconciliation between the statutory provision for federal income taxes and the effective income taxes for the years ended June 30, 1995, 1994 and 1993:

                                                                1995             1994             1993
                                                                ----             ----             ----
     Income tax benefit at federal statutory rate         $  193,000     $(3,245,000)     $(4,073,000)
     Change in valuation allowance                        (1,629,000)      3,469,000                -
     Settlement of stockholders class action suit          1,247,000               -                -
     Net operating losses for which no tax is
         provided                                                  -               -        4,303,000
     Adjustment to deferred tax assets                             -               -          252,000
     State income tax                                         20,000          20,000           76,000
     Permanent differences                                   189,000         (58,000)        (191,000)
     Foreign income taxes at differing statutory rates      (342,000)        973,000           99,000
     Other                                                         -          10,000                -
                                                          ----------     -----------      -----------
     Income tax expense (benefit)                         $ (322,000)    $ 1,169,000      $   466,000
                                                          ==========     ===========      ===========


     The components of the net deferred tax asset as of June 30, 1995 and 1994 was as follows:

     Deferred tax assets:
                                                                                 1995             1994
                                                                                 ----             ----
         Net operating loss carryforwards                                $ 11,163,000     $ 10,206,000
         Capital loss carryforward                                          1,808,000                -
         Compensation related                                                 391,000          365,000
         Investment writedowns                                                617,000        2,395,000
         Reserves                                                             297,000        1,749,000
         Inventory                                                            900,000          900,000
         Other                                                                157,000          269,000
         Research & development credits                                       174,000          174,000
         Foreign tax credits                                                  873,000          873,000
                                                                         ------------     ------------
     Gross deferred tax asset                                              16,380,000       16,931,000

     Valuation allowance                                                  (14,229,000)     (15,857,000)
                                                                         ------------     ------------
     Net deferred tax asset                                                 2,151,000        1,074,000

     Deferred tax liabilities:
         Other                                                               (381,000)                -
         Depreciable assets                                                (1,155,000)      (1,074,000)
                                                                         ------------     ------------
     Net deferred tax asset                                              $    615,000                -
                                                                         ============     ============

     As of June 30, 1995, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $30,000,000, and for foreign income tax purposes of approximately $3,000,000 which can be used to offset future taxable income, if any, and will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years (See Note L).

G.   SHORT TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

     As of June 30, 1995 and 1994, the Company and its subsidiaries have the following long term debt obligations outstanding:

                                                                                 1995             1994
                                                                                 ----             ----
     Revolving line of credit                                                       -       $1,200,000
     1984 Industrial Revenue Bond                                          $5,000,000        5,000,000
     Bank loans, Germany                                                       36,000           46,000
     Bank loans, Austria                                                            -        1,583,000
                                                                           ----------       ----------
                                                                            5,036,000        7,829,000
     Less:  current portion of debt obligations                                     -        7,801,000
                                                                           ----------       ----------
     Long term debt obligations                                            $5,036,000       $   28,000
                                                                           ==========       ==========

     In fiscal 1985 and 1986, the Company secured long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB") and a $2,500,000 Fixed Rate (7.25%) Industrial Revenue Bond ("FRIRB" and together with the VRIRBs, the "IRBs"), respectively. The VRIRB is subject to a variable rate of interest generally keyed to short-term nontaxable rates, and has a seven day call feature. The interest rate at June 30, 1995 was 5.0%. The proceeds from these bonds were used to fund the construction of the Company's Nashua, New Hampshire facility and the purchase of machinery and equipment.
The VRIRB is payable in full on September 1, 2004 and is guaranteed by a bank standby letter of credit (through August 15, 1998) for which substantially all of the Company's assets are pledged as collateral.

     In December 1993, upon expiration of the standby letter of credit for the $2,500,000 FRIRB, which had been provided by its former banks, the bonds were redeemed and the letter of credit was drawn upon, repaying the bondholders in full. The Company borrowed against certain keyman insurance contracts to satisfy the resulting obligations to its banks.

     On June 30, 1994, the Company entered into a new credit facility with a new bank ("New Bank"). Under the new credit facility, the Company is provided with total credit of approximately $7,900,000, including approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 VRIRB, and a $2,500,000 revolving line of credit for working capital purposes. The stand-by letter of credit has a term of five years with a fee of 1% per year and the revolving line of credit carries an interest rate of prime rate plus 1% with a fee of 1/8% on the unused portion. The Company also is required to make annual principal reduction payments equal to 5% of the total credit facility. At June 30, 1995, in lieu of a principal payment, the available credit line was reduced by $395,000. The credit facility is collateralized by substantially all of the assets of the Company.
Additionally, the Business Finance Authority of the State of New Hampshire (the "BFA") has provided a guarantee of 60% of the entire credit facility. At June 30, 1995, there were no amounts outstanding against the revolving line of credit. The average balance outstanding during 1995 amounted to $1,500,000. The interest rate on the revolving line at June 30, 1995 was 10%.

     Through its wholly-owned foreign subsidiaries, the Company has various short-term facilities with local banks totaling approximately $2,000,000 at June 30, 1995. Throughout fiscal 1995, the average outstanding balance on these facilities was $18,000. The weighted average interest rates during the year on these facilities was 9.0% and the interest rates at June 30, 1995 ranged from 8.0% to 9.75%.

     Future principal payments for the five years subsequent to fiscal 1995 amount to: $21,000 in 1996, $15,000 in 1997 and $5,000,000 in 2004.

H.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into operating leases for office space and equipment in Europe. Future minimum lease payments for the five years subsequent to fiscal 1995 amount to: $463,000 in 1996; $172,000 in 1997;
$73,000 in 1998, $278,000 in 1999 and $61,000 in 2000.  Rent expense under operating leases amounted to $336,000 in 1995, $349,000 in 1994 and $195,000 in 1993. The Company also leases approximately 11,000 square feet of its headquarters in Nashua to a third party. Under the terms of the lease, which expires in February 1997, the Company will receive future minimum lease payments of $113,000 in 1996 and $75,000 in 1997.

     During 1995, the Company acquired $210,000 in computer hardware and software under a capital lease. The lease has a term of 36 months and expires in July 1998. The Company made payments totaling $75,000 in 1995 and will make future lease payments of $81,000 in 1996, $81,000 in 1997 and $7,000 in 1998.

     As part of the sale in June 1990 of the Company's former UK subsidiary, AF Technologies, the Company agreed to provide a guarantee of the lease of AF Technologies' facility. On June 26, 1992, the Company entered into a new agreement with the landlord of the property, whereby the Company would provide a British Pound Sterling (L.) 300,000 guarantee, over the next ten years, for a new tenant under the lease, allowing AF to vacate the premises and relocate to a less expensive location. On July 2, 1992, the Company deposited L.300,000 into an escrow account, which currently earns interest at a rate of 6.0%, pursuant to the terms of the guarantee and was recorded as restricted cash at June 30, 1995. The Company is relieved of this obligation before the ten year term has expired upon the new tenant attaining certain minimum pretax operating results over any three consecutive year period. The Company has provided a reserve in the amount of $275,000 against this restricted cash in recognition of the uncertainty surrounding the ultimate collectibility of the cash.

     At June 30, 1995, the Company had possible indemnification liabilities to its former CEO and CFO in connection with its single premium, paid up life insurance policies described in Note F. The unrecorded portion of this contingent liability ranges from a nominal amount to $750,000. The accompanying financial statements also do not include a liability for future borrowing rights under insurance loan agreements associated with these policies, as management believes such rights terminate upon termination of the underlying policies, which termination is at the sole discretion of the Company.


I.   COMMON STOCK

     At June 30, 1995, an aggregate of 956,296 shares of the Company's common stock has been reserved for issuance in connection with the nonqualified stock option plan, the restricted stock plan and stock purchase warrants outstanding (See Note J).

     In October 1992, certain officers, employees and advisors exercised options and warrants for the purchase of 474,374 shares of the Company's common stock. In connection with these exercises, the Company provided financing to the individuals in an aggregate amount of $3,998,000, at 5% interest, with the underlying shares held by the Company as collateral. All loans have either been repaid with interest or cancelled, and the underlying stock retired.

Shareholder Rights Plan
-----------------------
     On August 3, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of Common Stock of the Company (the "Common Stock") to stockholders of record as of the close of business on August 19, 1994 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company, upon the occurrence of certain events, a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share (the "Preferred Stock"), at a cash exercise price of $25.00 per Unit (the "Exercise Price"), subject to adjustment.

     The rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. Under the Rights Agreement, the Rights become exercisable (i) if a person becomes an "acquiring person" by acquiring 15% or more of the outstanding shares of Common Stock, (ii) if a person who owns 10% or more of the Common Stock is determined to be an"adverse person" by the Board of Directors, or (iii) if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a Right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of the Company's preferred stock which are equivalent to such number of shares of Common Stock having a value of twice the then-current exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

     Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Units, other securities of the Company, other consideration or for common stock of an acquiring company.


J.   EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan
----------------------------
     An aggregate of 35,000 shares of common stock is issuable pursuant to the Company's 1983 Employee Stock Purchase Plan, dated July 21, 1983 (the "Stock Purchase Plan"). Under the Stock Purchase Plan, non-officer eligible employees may acquire common stock through authorized payroll deductions. As a result of receiving the disclaimer of opinion discussed below, the registration statement on Form S-8 on file with the Securities and Exchange Commission for this plan may no longer be used to effect sales under it and, accordingly, the Company has temporarily suspended activity under this plan.

     The Stock Purchase Plan provides for shares to be purchased four times a year, on the last business day of each quarterly payment period at a purchase price of 85% of the fair market value of the shares on the lower of the first or the last day of the fiscal quarter. The maximum number of shares that an eligible participant is allowed to purchase in any year is the lesser of 1,000 shares or the number of whole shares equal in value to 15% of the participant's compensation divided by the option price. The Stock Purchase Plan will terminate when all, or substantially all, of the unissued shares of common stock reserved for the purpose of the plan have been purchased, or earlier if the plan is terminated by the Board of Directors. As of June 30, 1995, 31,727 shares of the Company's common stock had been purchased pursuant to this plan.

Nonqualified and Incentive Stock Option Plans
---------------------------------------------
     The Company has a Nonqualified Stock Option Plan for its employees which was adopted in 1984 (the "1984 Plan"). During fiscal year 1995, the 1984 Plan's term expired and, accordingly, no further shares may be granted thereunder. A registration statement on Form S-8 relating to the shares of common stock which may be acquired pursuant to the plan is on file with the Securities and Exchange Commission. The exercise price of the options granted under the plan is not less than the fair market value of the stock at the date of the grant. In connection with the audit of the Company's financial statements for the fiscal year ended June 30, 1993, the Company received a disclaimer of opinion with respect to the balance sheet as of June 30, 1992 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1993. As a result of receiving the disclaimer, the Company suspended activity under the 1984 Plan and, in addition, the registration statement on Form S- 8 relating to the plan may no longer be used to effect sales under the plan. Under the 1984 Plan, 800,000 shares of the Company's common stock were made available for grant.

     In June 1995, the Board of Directors adopted the Ferrofluidics Corporation 1995 Nonqualified Stock Option Plan (the "1995 Plan") with the intent to replace options that had been granted under the 1984 Plan which are expected to expire during 1996. As discussed above, employees holding options granted under the prior plan may not use the Company's Registration Statement under Form S-8 to effect sales under that plan, which condition is expected to continue beyond the date that certain granted options are scheduled to expire. Employees of the Company who are subject to the provisions of Section 16 of the Securities and Exchange Act of 1934 are not eligible to participate in the 1995 Plan and awards under the 1995 Plan consist only of nonqualified options to purchase shares of the Company's common stock. Under the 1995 Plan, 60,000 shares of the Company's common stock have been made available for grant.
At June 30, 1995, no options were outstanding pursuant to the 1995 Plan.

     Generally, options granted by the Company are exercisable at rates of 25% to 100% per year commencing one or two years after the date of the grant, and expire five years from the grant date. At June 30, 1995, as a result of the aforementioned disclaimer of opinion in 1993, there were no options currently exercisable under the plans. A summary of the changes in outstanding stock options for the three years ended June 30, 1995 is set forth below:

                                                                      Shares               Price Range
                                                                   ----------              -----------
         OUTSTANDING, JUNE 30, 1992                                  291,399             $5.00 - $16.76
             Granted                                                 160,200              11.75 - 15.25
             Cancelled                                               (17,621)              5.00 - 16.00
             Exercised                                               (54,123)              5.00 - 14.50
                                                                    --------
         OUTSTANDING, JUNE 30, 1993                                  379,855             $5.00 - $16.76
             Granted                                                       -                          -
             Cancelled                                              (125,275)             5.00 -  16.00
             Exercised                                                  (812)             5.00 -   9.13
                                                                    --------
         OUTSTANDING, JUNE 30, 1994                                  253,768             $5.00 - $16.76
             Granted                                                       -                          -
             Cancelled                                               (13,640)             5.00 -  16.76
             Exercised                                                     -                          -
                                                                    --------
         OUTSTANDING, JUNE 30, 1995                                  240,128             $5.00 - $15.25
                                                                    ========


     On June 13, 1995, the Board of Directors adopted, subject to stockholder approval, the Ferrofluidics Corporation 1995 Stock Option and Incentive Plan (the "1995 Incentive Plan"). Awards under the 1995 Incentive Plan include stock options (both incentive options and nonqualified options), stock appreciation rights, restricted and unrestricted stock, performance shares and dividend equivalent rights. The Board of Directors has authorized 750,000 shares of the Company's common stock for issuance pursuant to the 1995 Incentive Plan. At June 30, 1995, options for the purchase of 255,550 shares of the Company's common stock had been granted by the Board under this plan at 100% of the fair market value on the date of grant, which ranged from $9.13 to $9.63.

Restricted Stock Plan
---------------------
     In 1994, the Board of Directors adopted, and the stockholders approved, the Ferrofluidics Corporation 1994 Restricted Stock Plan (the "Restricted Stock Plan"). Persons eligible to participate in the Restricted Stock Plan are those full or part-time officers and other employees of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The Board of Directors has reserved and authorized 271,000 shares of the Company's common stock for issuance pursuant to the Restricted Stock Plan. The grants are valued at the fair market value of the common stock on the date of grant and vest at a rate of 33-1/3% per year commencing one year from the date of grant. The charge to operations in connection with these restricted stock awards for the years ended June 30, 1995 and 1994 amounted to $290,000 and $48,000, respectively.


     A summary of the changes in outstanding shares of restricted stock for the years ended June 30, 1995 and 1994 is set forth below:

                                                                      Shares
                                                                   ----------
         OUTSTANDING, JUNE 30, 1993                                       -
             Granted                                                143,264
             Forfeited                                              (22,168)
             Vested                                                       -
                                                                    -------
         OUTSTANDING, JUNE 30, 1994                                 121,096
             Granted                                                102,580
             Forfeited                                               (5,940)
             Vested                                                 (38,385)
                                                                    -------
         OUTSTANDING, JUNE 30, 1995                                 179,351
                                                                    =======


Stock Purchase Warrants
-----------------------
     Stock purchase warrants have been granted by the Board of Directors to officers, directors, key employees and to consultants of the Company, with the exercise price of the warrant not less than the fair market value of the stock on the date of grant.  At June 30, 1995, 1994 and 1993, 281,267 shares, 296,142 shares and 405,392 shares, respectively, of common stock were reserved for issuance upon the exercise of outstanding stock purchase warrants at prices, and subject to expiration dates, as set forth below.

                                  Shares
            ---------------------------------------------------
            JUNE 30, 1995      June 30, 1994      June 30, 1993        Price        Expiration Date
            -------------      -------------      -------------        -----        ---------------
                        -                  -              2,500        10.00        February 7, 1994
                        -                  -                625        16.00        April 11, 1994
                        -              1,250              1,250        13.28        July 11, 1994
                        -              8,500              8,500        18.00        November 13, 1994
                        -              2,500              2,500        12.28        November 30, 1994
                        -              2,625              3,750        13.13        May 22, 1995
                   10,000             10,000             10,000         8.50        September 3, 1995
                    9,188              9,188              9,188         5.00        October 10, 1995
                    4,250              4,250              4,250        10.00        March 13, 1996
                   12,500             12,500             12,500         9.13        April 30, 1996
                    3,000              3,000              3,000        14.50        September 29, 1996
                   37,329             37,329             37,329         5.00        October 10, 1996
                   17,500             17,500             55,000        14.00        February 4, 1997
                   17,500             17,500             17,500        14.50        February 24, 1997
                   40,000             40,000             40,000        15.60        February 24, 1997
                   47,500             47,500             77,500        15.63        June 18, 1997
                   62,500             62,500            100,000        11.75        August 31, 1997
                   20,000             20,000             20,000        11.00        October 27, 1997
                  -------            -------             ------
                  281,267            296,142            405,392
                  =======            =======            =======

         A summary of the changes in outstanding stock purchase warrants for the three years ended June 30, 1995 is set forth below:
                                                                      Shares               Price Range
                                                                      ------               -----------
         OUTSTANDING, JUNE 30, 1992                                   948,937          $ 5.00  - $18.00
             Granted                                                  277,500           11.75  -  15.63
             Cancelled                                                 (4,125)                    13.76
             Exercised                                               (816,920)           5.00  -  15.25
                                                                    ---------
         OUTSTANDING, JUNE 30, 1993                                   405,392          $ 5.00  - $18.00
             Granted                                                        -                         -
             Cancelled                                               (109,250)          10.00  -  16.00
             Exercised                                                      -                         -
                                                                    ---------
         OUTSTANDING, JUNE 30, 1994                                   296,142          $ 5.00  - $18.00
             Granted                                                        -                         -
             Cancelled                                                (14,875)          12.28  -  18.00
             Exercised                                                      -                         -
                                                                    ---------
         OUTSTANDING, JUNE 30, 1995                                   281,267          $ 5.00  - $15.63
                                                                    =========

     At June 30, 1995, 241,595 warrants are exercisable at prices ranging from $5.00 - $15.63. During 1996, an additional 27,172 warrants will become exercisable at prices ranging from $5.00 - $15.63 and 12,500 warrants will become exercisable in 1997 at $11.75.


Deferred Income (401-K) Plan
----------------------------
     The Company has an elective employees savings plan for all eligible employees. Ferrofluidics Corporation Tax Savings Deposit and Investment Plan (the "401-k Plan") is a qualified trust under Section 401(a) of the Internal Revenue Code and is, therefore, exempt from federal income taxes under the provisions of Section 501(a). The 401-k Plan allows an employee to contribute between 1% and 20% of his or her salary and bonus to the 401-k Plan, up to a maximum of $9,240 (for calendar 1995) per year (subject to annual adjustments based on increases in the consumer price index over the 1988 base year). In December 1993, the Board of Directors approved an annual Company match, effective January 1, 1994, of 50% of an employee's contribution of up to 4% of the employee's salary. In 1995, the Company made a matching contribution to the Plan, and a corresponding charge to operations, in the amount of $92,000. No contributions were made in fiscal 1993 or 1994. The 401-k Plan consists of two equity funds, a fixed income fund, a balanced fund and a money market fund, and participants may choose to split their investments among funds.


K.   INDUSTRY SEGMENT AND GEOGRAPHICAL AREA INFORMATION

     The Company's operations are conducted in three industry segments: component products utilizing ferrofluid technology, including ferrofluids for audio loudspeakers and nondestructive testing and sensing, rotary sealing devices and bearings (collectively, "core products"); crystal growing systems and related products; and thin film deposition products manufactured and/or distributed by AP&T.

     Segment operating profit (loss) includes all costs and expenses directly related to the segment. General corporate expenses principally represent the costs associated with managing all industry segments and cannot be specifically identified with a particular industry segment. General corporate assets consist primarily of cash and cash equivalents, short and long-term investments, notes receivable, deferred income tax assets, certain fixed assets, and other assets, including cash surrender value of life insurance in the amount of $2,976,000 and $2,963,000 in 1995 and 1994, respectively.

        For the year ended June 30, 1995, one foreign customer accounted for $6,209,000 of revenues in the Crystal Growing Systems industry segment. For the year ended June 30, 1994, the same foreign customer accounted for approximately $5,667,000 of revenues in the Crystal Growing Systems industry segment. For the year ended June 30, 1993, two related customers accounted for approximately $9,900,000 and $5,900,000, respectively, of revenues in the Crystal Growing Systems industry segment.

        The following table presents financial information for the Company's industry segments for the years ended June 30, 1995,
1994 and 1993.  All amounts are expressed in thousands of dollars.

                                                          Ferrofluidic Products
                                                          ---------------------
                                                                        Crystal
                                                              Core      Growing       Thin Film
                                                          Products      Systems      Deposition      Consolidated
                                                          --------      -------      ----------      ------------
Year ended June 30, 1995:
-------------------------
Sales to unaffiliated customers                           $ 14,119      $11,782         $ 8,248           $34,149
Royalty revenues                                                 6            -               -                 6
                                                          --------      -------         -------           -------
Total net sales and revenues                                14,125       11,782           8,248            34,155
                                                                                                          =======
Segment operating profit                                     1,682          646             200             2,528
General corporate expenses                                                                                 (2,741)
Nonrecurring operating income, net                                                                          1,156
                                                                                                          -------
Operating Income                                                                                          $   943
                                                                                                          =======

Identifiable assets                                         12,594       16,191           3,585            32,370
General corporate assets                                                                                    7,159
                                                                                                          -------
Total Assets                                                                                              $39,529
                                                                                                          =======
Depreciation and amortization                                  715          168             132
Capital expenditures                                         1,885           73             138

Year ended June 30, 1994:
-------------------------
Sales to unaffiliated customers                            $11,285      $ 8,612         $ 6,482           $26,379
Royalty revenues                                                82            -               -             4,262
                                                           -------      -------         -------           -------
Total net sales and revenues                                11,367        8,612           6,482            30,641
                                                                                                          =======

Segment operating profit (loss)                             (1,449)      (2,018)           (434)           (3,901)
General corporate expenses                                                                                 (2,653)
Nonrecurring operating income (expense), net                                                               (3,108)
                                                                                                          -------
Operating Loss                                                                                            $(9,662)
                                                                                                          =======

Identifiable assets                                         16,310        6,819           3,589            26,718
General corporate assets                                                                                    5,790
                                                                                                          -------
Total Assets                                                                                              $32,508
                                                                                                          =======
Depreciation and amortization                                  823          148             179
Capital expenditures                                           494          127             164

Year ended June 30, 1993
------------------------
Sales to unaffiliated customers                           $  8,382      $17,391         $ 7,132           $32,905
Royalty revenues                                               372            -               -               372
                                                          --------      -------         -------           -------
Total net sales and revenues                                 8,754       17,391           7,132            33,277
                                                                                                          =======

Segment operating profit (loss)                               (245)       1,392             108             1,255
General corporate expenses                                                                                 (4,377)
Nonrecurring operating charges                                                                             (8,594)
                                                                                                          -------
Operating Loss                                                                                            (11,716)
                                                                                                          =======

Identifiable assets                                         13,772        6,690           3,004            23,466
General corporate assets                                                                                   13,418
                                                                                                          -------
Total Assets                                                                                              $36,884
                                                                                                          =======
Depreciation and amortization                                1,002           72             409
Capital expenditures                                         2,111          512           1,187


   The following is a summary of certain financial data by geographic areas:

                                                    UNITED STATES         EUROPEAN     JAPANESE
                                                       OPERATIONS       OPERATIONS    OPERATIONS     ELIMINATIONS      TOTAL
                                                       ----------       ----------    ----------     ------------      -----
Year ended June 30, 1995:
-------------------------
Sales to unaffiliated domestic customers                  $12,737                -             -               -     $12,737
Sales to unaffiliated foreign customers                     9,919           11,201           292               -      21,412
Sales to subsidiaries                                       1,691                -             2          (1,693)          -
Royalty and other revenues                                      6                -             -               -           6
                                                          -------          -------          ----         -------     -------
   Total net sales and revenues                           $24,353          $11,201          $294         ($1,693)    $34,155
                                                          =======          =======          ====         =======     =======

Geographic operating profit (loss)                          2,882              510          (826)            (38)      2,528
General corporate expenses                                                                                            (2,741)
Nonrecurring operating income, net                                                                                     1,156
                                                                                                                     -------
   Operating Income                                                                                                      943
                                                                                                                     =======

Net identifiable assets                                    28,107            4,917           247            (901)     32,370
General corporate assets                                                                                               7,159
                                                                                                                     -------
   Total Assets                                                                                                      $39,529
                                                                                                                     =======
Year ended June 30, 1994:
-------------------------
Sales to unaffiliated domestic customers                  $10,150                -             -               -     $10,150
Sales to unaffiliated foreign customers                     6,778            9,354            97               -      16,229
Sales to subsidiaries                                       1,360                -            48          (1,408)          -
Royalty and other revenues                                     82                -             -               -          82
                                                          -------          -------          ----         -------     -------
   Total net sales and revenues                           $18,370           $9,354          $145         ($1,408)    $26,461
                                                          =======          =======          ====         =======     =======

Geographic operating profit (loss)                         (2,358)            (620)         (949)             26      (3,901)
General corporate expenses                                                                                            (2,653)
Nonrecurring operating gains and charges, net                                                                         (3,108)
                                                                                                                     -------
   Operating Income                                                                                                   (9,662)
                                                                                                                     =======

Net identifiable assets                                    21,952            5,127           236            (597)     26,718
General corporate assets                                                                                               5,790
                                                                                                                     -------
Total Assets                                                                                                         $32,508
                                                                                                                     =======
Year ended June 30, 1993:
-------------------------
Sales to unaffiliated domestic customers                  $12,172                -             -               -     $12,172
Sales to unaffiliated foreign customers                    11,306            9,417            10               -      20,733
Sales to subsidiaries                                       1,258                -             -          (1,258)          -
Royalty revenues                                              372                -             -              -          372
                                                          -------          -------          ----         -------     -------
   Total net sales and revenues                           $25,108          $ 9,417          $ 10         ($1,258)    $33,277
                                                          =======          =======          ====         =======     =======

Geographic operating profit (loss)                          1,589              143          (534)             57       1,255
General corporate expenses                                                                                            (4,377)
Legal and nonrecurring operating charges                                                                              (8,594)
                                                                                                                     -------
   Operating Income                                                                                                  (11,716)
                                                                                                                     =======
Net identifiable assets                                    18,809            4,292           595            (230)     23,466
General corporate assets                                                                                              13,418
                                                                                                                     -------
   Total Assets                                                                                                      $36,884
                                                                                                                     =======

L.   RELATED PARTY TRANSACTIONS

     During fiscal 1992 and 1993, certain trusts, established by the former
CEO for the benefit of his children and grandchildren, exercised warrants to purchase an aggregate of 1,300,000 shares of common stock having an aggregate fair market value on the date exercised of $19,596,000 for an aggregate purchase price of $6,500,000.The warrants were transferred to the trusts by the former CEO in January 1991. The former CEO has disclaimed any beneficial interest in these trusts.

     During 1993, the Company advanced $619,000 to a financial advisor and granted him warrants to purchase 100,000 shares of the Company's common stock, for which the Company has recorded a charge to operations for the estimated value of these warrants of $100,000.

     (Also, see Note E for the borrowings by the former CEO under certain life insurance policies.)


M.   LITIGATION

Shareholder Class Action Lawsuits
---------------------------------
     During the period from August 13, 1993, through September 30, 1993, four actions were brought against the Company and certain of its officers and former officers. Each of these actions was sought on behalf of classes of persons who purchased the Company's securities during the period from March 30, 1992 through September 3, 1993. These actions alleged violations of federal securities law, fraud and deceit and negligent misrepresentation based upon alleged misrepresentations in certain statements made by the Company in various public documents. The actions were consolidated in the federal district court in Massachusetts on March 9, 1994.

     On June 21, 1994, a Consolidated Amended Complaint was filed in the actions. The Consolidated Amended Complaint alleged, among other things, that certain statements were false and misleading because they failed to disclose that the Company allegedly made payments to obtain favorable coverage and reports concerning its operations and prospects and because they allegedly misstated the Company's earnings in various respects during its 1992 and 1993 fiscal years. The Complaint set forth claims for liability under the federal securities laws on behalf of all purchasers of the common stock of the Company during the period from June 30, 1991 through January 31, 1994, and, in addition, set forth certain claims against the Company's Directors on a derivative basis.

     On June 23, 1994 the parties entered into a Stipulation of Settlement which provided for the settlement of all of the actions and a release of all claims which were made or could have been made in the litigation in the class period extending from June 30, 1991 through January 31, 1994, and including the derivative claims as well. In exchange, the Company agreed to issue 600,000 shares of its common stock and other defendants agreed to pay $3,110,000 in cash. The settlement of these actions on these terms was approved by the United States District Court for the District of Massachusetts on August 19, 1994, and the settlement became effective upon the expiration of the appeal period from the Court's Order of Approval, on September 23, 1994.

     The Company recorded its portion of the settlement and related expenses totaling $3,525,000 as a charge to nonrecurring operating charges in fiscal 1994 ($3,150,000 representing the value of the 600,000 shares of the Company's common stock on August 19, 1994 and $375,000 representing legal and other costs).

Securities and Exchange Commission
----------------------------------

     On February 19, 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period of January 1,
1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons have violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order is whether publicity about the Company, including research reports, were published without fully disclosing consideration given or received therefor. The order also indicates that the inquiry will examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities
in public filings made by  the Company (including the   financial  statements
contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Since the inception of this investigation, the Company has cooperated fully with the SEC's inquiry.

     In March 1993, a special committee of three outside directors was appointed by the Company's Board of Directors to conduct an internal investigation, with the assistance of counsel retained by that committee. Afterinvestigating the matters raised in the SEC's inquiry and related issues, the special committee called a special meeting of the Board of Directors, to be held on August 30, 1993, for the purpose of considering the removal of Dr. Ronald Moskowitz as Chairman, Chief Executive Officer, and all other offices he held with the Company on the grounds that he had taken various improper actions. At the August 30 meeting, Dr. Moskowitz was granted a three week period, until September 20, 1993, to respond to the special committee's charges. On September 15, 1993, five days before the Board of Directors was to reconvene to consider the removal of Dr. Moskowitz, the Company announced that he had retired from the Company and that the Company and Dr. Moskowitz had entered into a Termination Agreement that superseded his previous employment agreement. Pursuant to the agreement, the former CEO will receive payments aggregating $725,000 over the four years ended June
30, 1997 for making himself available to be used, at the Company's sole discretion, as a senior advisor to the Company during that period. During this period, the former CEO will be available to render such services as the Company may reasonably request, provided, however, that he will receive the agreed upon payments whether or not the Company elects to use his services.
The Company charged the entire $725,000 to nonrecurring operating charges in fiscal 1994. During 1995 and 1994, the Company made cash payments under this agreement totalling $200,000 and $275,000, respectively. Of the remaining balance, $100,000 has been classified as a non-current liability on the consolidated balance sheet as of June 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required to be furnished by this Item is set forth under the captions "Information Regarding Directors," "Executive Officers" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.



ITEM 11.   EXECUTIVE COMPENSATION

     The information required to be furnished by this Item is set forth under the captions "Information Regarding Directors" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be furnished by this Item is set forth under the caption "Principal and Management Stockholders" in the Proxy Statement and is incorporated herein by reference. Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant as set forth on the cover of this report it has been assumed that directors and executive officers of the Registrant are affiliates.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The consolidated financial statements of the Company have been included in Item 8 herein.


(a)     FINANCIAL STATEMENT SCHEDULES
        for the years ended June 30, 1995, 1994 and 1993                    PAGE

  Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . .     53

        Financial statement schedules other than those listed above are omitted because they are either not required or not applicable or the required information is shown in the financial statements or notes thereto. The above financial schedules do not include discontinued operations.

(b)      REPORTS ON FORM 8-K
         -------------------

         No reports on Form 8-K have been filed by the Company during the last quarter of the year ended June 30, 1995.

(c)      EXHIBITS
         --------

3.1 Restated Articles of Organization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-72394-B), filed May 19, 1981 (the "1981 Registration Statement")

3.2 Articles of Amendment, filed November 19, 1980, increasing the authorized shares of Common Stock (incorporated by reference to Exhibit 2.2 to the 1981 Registration Statement)

3.3 Articles of Amendment, filed February 19, 1981, further increasing the authorized shares of Common Stock (incorporated by reference to Exhibit 2.3 to the 1981 Registration Statement)

3.4 Articles of Amendment, filed November 21, 1985, further increasing the authorized shares of Common Stock (incorporated by reference to Exhibit 4E to the Registrant's Registration Statement on Form S-2 (Registration No. 33-1000), filed October 18,
         1985)

3.5      Articles of Amendment, filed November 25, 1987, eliminating certain
         liabilities of directors and   reducing the vote  required to effect
         certain corporate actions (incorporated by reference to Exhibit 4E to the Registrant's Form 10-K for the year ended 6/30/88)

3.6 Articles of Amendment, filed November 14, 1989, effecting reverse stock split and amending terms of Preferred Stock (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-33736), filed March 5, 1990 (the "1990 Registration Statement")

3.7 By-Laws of the Registrant (incorporated by reference to Exhibit 4G to the Registrant's Form 10K for the year ended 6/30/90)

3.8 Certificate of Vote of Directors Establishing the Series A Junior Participating Cumulative Preferred Stock, par value $.001 per share, dated August 3, 1994.1

4.1      Shareholder  Rights Agreement,  dated as  of August 3, 1994,  between
         the  Registrant and  American Stock    Transfer  and Trust Company
         (incorporated by reference to Exhibit 4.1 to Registrant's current report on Form 8-K dated August 3, 1994)

10.1 Revolving Loan and Security Agreement, dated June 30, 1994, by and among the Registrant and Bank of New Hampshire.1

10.2 Letter of Credit Reimbursement Agreement, dated June 30, 1994 made by Ferrofluidics Corporation in favor of Bank of New Hampshire.1

10.3 Guarantee Agreement, dated June 30, 1994, between the Registrant, the Business Finance Authority of the State of New Hampshire and Bank of New Hampshire.1

10.4     Interbank  Letter  of  Credit Agreement,  dated  June
         30,  1994,  between  Bank of  New  Hampshire,  a New
         Hampshire trust company and BayBank, a Massachusetts trust company.1

10.5 Master Term Note, dated June 30, 1994, by and among the Registrant and Bank of New Hampshire.1

10.6     The Ferrofluidics Corporation 1994 Restricted Stock Plan.1

10.7 Stipulation of Settlement, dated June 23, 1994, In re Ferrofluidics Corporation Securities Litigation,
         Civil Action No. 93-11976PBS, United States District
         Court, District of Massachusetts.1

10.8     Order and  Final Approval of  Settlement and Final
         Judgment, dated August  19, 1994,  In re
         Ferrofluidics Corporation  Securities Litigation,
         Civil  Action No. 93-11976PBS, United  States
         District Court, District of Massachusetts.1

10.9     Release and Settlement  Agreement, dated April  13,
         1994, between the  Registrant and Molecular
         BioQuest, Incorporated.1

10.11    Amendment Agreement, dated  December 23, 1987, to
         1985 Letter of Credit  Reimbursement Agreement and
         1984 Letter of Credit Reimbursement Agreement between the Registrant and Fleet National Bank
         (incorporated by reference to Exhibit 10I to the Registrant's Form 10-K for the year ended 6/30/89)
10.12 Employment Agreement, dated April 1, 1995, between the Registrant and Paul F. Avery, Jr.

10.13 Employment Agreement, dated December 19, 1994, between the Registrant and Salvatore J. Vinciguerra.

10.14 Loan and Trust Agreement, dated September 1, 1984, among the Registrant, The Industrial Development Authority of the State of New Hampshire and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1984)

10.15 Assignment, Assumption and Amendment Agreement, dated June 18, 1991, by and among the Registrant, Chase Manhattan Capital Markets Corporation and Fleet Norstar Securities, Inc. (incorporated by reference to Exhibit 10OO to the Registrant's Form 10-K for the year ended 6/30/91)

10.16 Amendment Agreement, dated October 13, 1990, to 1984 Letter of Credit Reimbursement Agreement and 1985 Letter of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10ZZ to the Registrant's Form 10-K for the year ended 6/30/90)

10.17 Escrow, Pledge and Security Agreement dated January 31, 1991, made by the Registrant in favor of State Street Bank and Trust Company, as Trustee, and Fleet National Bank (incorporated by reference to Exhibit
         10.36 to the 1991 Registration Statement)

10.21 License Agreement, dated February 27, 1987, between the Registrant, Ferrofluidics GmbH and Ferrofluidics,
         Ltd. (incorporated by reference to the Exhibit to the Registrant's Form 8-K dated 5/13/87)

10.22 Deed relating to repayment of a promissory note dated August 25, 1994 by and among the Registrant, Rumpack Limited and Arbuthnot Latham and
         Co., Ltd.1

10.23 Release and discharge of certain guarantees and debentures and a Stock Pledge Agreement dated August
         25, 1994 by and among the Registrant and Rumpack
         Limited and Arbuthnot Latham and Co., Ltd.1

10.35 Form of Stock Purchase Agreement between the Registrant and certain Selling Stockholders (incorporated by reference to Exhibit 10.53 to Amendment No. 1, filed April 9, 1992, to the Registrant's Registration Statement on Form S-3 (Registration No. 33-46888), filed April 1, 1992 (the "April 1992 Registration Statement"))

10.36    Form of Stock Purchase Agreement between  the
         Registrant and certain Selling Stockholders
         (incorporated by reference  to Exhibit  10.54 to
         Amendment No.  2, filed   April 30,  1992, to the
         April 1992 Registration Statement)

10.37    Form of Stock Purchase Agreement between the
         Registrant and certain Selling  Stockholders
         (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the April 1992 Registration
         Statement)

10.55 Termination Agreement, dated November 25, 1993, between Registrant and Fuji Seiki, Inc. for the purpose of termination of The Patent, Technical Information and Trademark License Agreement, dated March 30, 1993, between the Registrant and Fuji Seiki, Inc.2

10.56 Preferred Vendor Agreement, dated November 30, 1993, between the Registrant and Fuji Seiki, Inc.2

10.57    Patent,  Technical Information  and Trademark
         License Agreement, dated November 30, 1993, between the Registrant and Fuji Seiki, Inc.2

10.58    Agreement, dated  March 8, 1993, among the
         Registrant, Fuji Seiki, Inc., VSE Austria  GmbH, and
         AP&T GmbH for the purchase of 80% of VSE GmbH by AP&T
         GmbH.2

10.59 Letter Agreement, dated September 15, 1993, between the Registrant and Dr. Ronald Moskowitz concerning
         Dr. Moskowitz' retirement from Ferrofluidics.2

10.60 Employment Agreement, dated October 1, 1993, between the Registrant and Paul F. Avery, Jr.2

10.61    Amendment No. 1 To Employment Agreement between the
         Registrant  and Paul F. Avery, Jr., dated November
         15, 1993.2

10.62 Indemnification Agreement, dated October 1, 1993, between the Registrant and Alvan F. Chorney.2

10.63 Indemnification Agreement, dated October 1, 1993, between the Registrant and Stephen P. Morin.2

10.64 Severance Agreement dated October 1, 1993, between the Registrant and Alvan F. Chorney.2

10.66 Amended and Restated Insurance Loan Agreement, dated June 30, 1991, between the Registrant and Ronald Moskowitz (incorporated by reference to Exhibit 10R to the Registrant's Form 10-K for the year ended 6/30/91)

10.67    Amended and Restated Insurance Loan Agreement, dated
         May 31, 1989, between the Registrant and Frank  Bloom
         (incorporated by reference to Exhibit 10.37 to the 1990 Registration Statement)

10.68 Form of Common Stock Purchase Warrant -- directors and key employees (incorporated by reference to Exhibit 10T to the Registrant's Form
         10-K for the year ended 6/30/88)

10.69    Form of Common Stock Purchase Warrant  -- employees
         (incorporated by reference to Exhibit 10U to the Registrant's Form 10-K for the year ended 6/30/88)

10.70 1984 Non-Qualified Stock Option Plan, as amended through December 15, 1992.2

10.71 1983 Employee Stock Purchase Plan, as amended through December 14, 1990 (incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1, filed January 23, 1991, to the Registrant's Registration Statement on Form S-8 (Registration No. 2-95090))

10.72 Settlement Agreement and Release, dated June 30, 1993, between Nippon Ferrofluidics Corporation, Akira Yamamura, Koichi Goto, Yoshitada Akahori, Tadao Ishizawa, Atsumi Nakamura, Nobuo Yamamura, past and present members of NFC's Board of Directors and the Registrant.2

10.73 Stock Subscription Agreement, dated June 30, 1993 between the Registrant and Nippon Ferrofluidics
         Corporation pursuant to the acquisition of Nippon Ferrofluidics Corporation Common Stock by Ferrofluidics.2

10.74    Superseding 1993 Fluids License Agreement, dated
         June 30, 1993, between the Registrant and Nippon
         Ferrofluidics Corporation.2

21       Subsidiaries of the Registrant

23       Report of Independent Accountants On Financial Statement Schedules


1 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
2 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize, this 26th day of September, 1995.

                      Ferrofluidics Corporation



                      By:      /s/ Paul F. Avery, Jr.
                               -------------------------------------------------
                               Paul F. Avery, Jr.
                               Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures                                   Title                                   Dated signed
----------                                   -----                                   ------------
/s/ Paul F. Avery, Jr.                       Chief Executive Officer,                September 26, 1995
---------------------------------            Chairman of the Board,
Paul F. Avery, Jr.                           Chief Financial Officer,
                                             Treasurer (Principal Financial
                                             and Accounting Officer)

/s/ Salvatore J. Vinciguerra                 President, Chief Operating              September 26, 1995
---------------------------------            Officer
Salvatore J. Vinciguerra


/s/ Alvan F. Chorney                         Senior Vice President                   September 26, 1995
---------------------------------
Alvan F. Chorney


/s/ Stephen B. Hazard                        Director                                September 26, 1995
---------------------------------
Stephen B. Hazard


Dean Kamen                                   Director
---------------------------------
Dean Kamen


/s/ Howard F. Nichols                        Director                                September 26, 1995
---------------------------------
Howard F. Nichols


/s/ Robert P. Rittereiser                    Director                                September 26, 1995
---------------------------------
Robert P. Rittereiser

/s/ Dennis R. Stone                          Director                                September 26, 1995
---------------------------------
Dennis R. Stone

                                                    FERROFLUIDICS CORPORATION
                                                          SCHEDULE II
                                                VALUATION AND QUALIFYING ACCOUNTS
                            For the Fiscal Years Ended June 30, 1995, June 30, 1994 and June 30, 1993

                        COLUMN A                         COLUMN B               COLUMN C               COLUMN D        COLUMN E
   ----------------------------------------------       -----------    -------------------------     ------------     ----------
                                                        BALANCE AT        CHARGED       CHARGED                       BALANCE AT
                                                         BEGINNING       TO COSTS      TO OTHER                         END OF
                     DESCRIPTION                         OF PERIOD     AND EXPENSES    ACCOUNTS       DEDUCTIONS        PERIOD
                     -----------                         ---------     ------------    --------       ----------        ------
Year ended June 30, 1995:
-------------------------
 (a) Amounts deducted from the assets
       to which they apply:
        Investment valuation reserve                      $600,000          -             -            ($600,000)         -
        Reserve for doubtful accounts - trade              705,000          34,000        -             (382,000)       $357,000
        Reserve for uncollectible note receivable          432,000          -             -             (432,000)         -
        Reserve for excess and obsolete inventory        1,372,000         195,000        -             (619,000)        948,000
        Reserve for rent guarantee                         275,000          -             -               -              275,000
        Reserve against cash surender value              1,407,000          -             -               -            1,407,000

 (b) Other Reserves:
       Performance bond reserve                            300,000          -             -             (300,000)         -
       Insurance Indemnification reserve                   150,000          -             -             (150,000)         -
       Warranty reserve                                    359,000          55,000        -              (30,000)        384,000
       Self-Insurance reserve                               81,000          22,000        -               -              103,000
       Sales related reserve                               397,000          50,000        -               -              447,000
       Reserve for employee benefit plan                    66,000          -             -              (66,000)         -

Year ended June 30, 1994:
-------------------------
 (a) Amounts deducted from the assets
       to which they apply:
        Investment valuation reserve                         -            $600,000        -               -             $600,000
        Reserve for doubtful accounts - trade             $779,000                        -             ($74,000)        705,000
        Reserve for uncollectible note receivable          260,000         172,000        -               -              432,000
        Reserve for excess and obsolete inventory        1,090,000         282,000        -               -            1,372,000
        Reserve for rent guarantee                         447,000          -             -             (172,000)        275,000
        Reserve against cash surender value              1,407,000          -             -               -            1,407,000

 (b) Other Reserves:
       Performance bond reserve                              -             300,000        -               -              300,000
       Insurance Indemnification reserve                   150,000          -             -               -              150,000
       Warranty reserve                                    150,000         209,000        -               -              359,000
       Self-Insurance reserve                               92,000          -             -              (11,000)         81,000
       Sales related reserve                               397,000          -             -               -              397,000
       Reserve for employee benefit plan                     -              66,000        -               -               66,000

Year ended June 30, 1993:
-------------------------
 (a) Amounts deducted from the assets
       to which they apply:
        Reserve for doubtful accounts - trade              431,000         348,000        -               -              779,000
        Reserve for uncollectible note receivable            -             260,000        -               -              260,000
        Reserve for excess and obsolete inventory          860,000         230,000        -               -            1,090,000
        Reserve for rent guarantee                           -             447,000        -               -              447,000
        Reserve against cash surender value                  -           1,407,000        -               -            1,407,000

 (b) Other Reserves:
       Insurance Indemnification reserve                     -             150,000        -               -              150,000
       Warranty reserve                                    100,000          50,000        -               -              150,000
       Self-Insurance reserve                               91,000           1,000        -               -               92,000
       Sales related reserve                                 -             397,000        -               -              397,000