Form 10-Q
period 1995-09-30
FERROFLUIDICS CORP
filed 1995-11-14
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended           September 30, 1995
                                          -------------------------------------
                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from                   to
                                 -------------------  ------------------------
          ------------------------------------------------------------

                 Commission file number           0-10734
                                     -----------------------------------------

                            FERROFLUIDICS CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                                         02-0275185
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization                                Identification No.)

40 Simon Street,
Nashua, New Hampshire                                                      03061
---------------------------------------                      ------------------
(Address of principal executive offices)                        (Zip Code)


  (Registrant's telephone number, including area code)         (603) 883-9800
                                                               --------------
               ---------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (1) Yes X   No
                                         ---    ---

                                  (2) Yes X   No
                                         ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 5, 1995.

Common Stock, $.004 par value per share                   5,997,198
---------------------------------------               --------------
(Class)                                               (No. of Shares)

                                TABLE OF CONTENTS

                                                                                Page Nos.
                                                                                ---------
Part I. Financial Information

Item 1. Financial Statements

               Consolidated Balance Sheets -
               September 30, 1995 and June 30, 1995                                   3

               Consolidated Statements of Operations -
               Three Months Ended September 30, 1995 and 1994                         4

               Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 1995 and 1994                         5

               Notes to Consolidated Financial Statements                         6 - 7


Item 2. Management's Discussion and Analysis of Results of Operations
               and Financial Position                                             8 - 9


Part II.       Other Information                                                     10

Signatures                                                                           11

PART I. FINANCIAL INFORMATION

ITEM 1.

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1995 and June 30, 1995
                                   (unaudited)

                                                            Sept. 30, 1995      June 30, 1995
                                                            --------------      -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $  1,321,000        $  1,563,000
    Accounts receivable - trade, less allowance
    for doubtful accounts of $331,000 at
    September 30, 1995 and $357,000 at June 30, 1995            6,743,000           7,774,000
  Inventories                                                  15,752,000          14,130,000
Prepaid and other current assets                                2,472,000           2,659,000
                                                             ------------        ------------
Total Current Assets                                           26,288,000          26,126,000
                                                             ------------        ------------
Property, plant and equipment, at cost, net
  of accumulated depreciation of $9,117,000 at
  September 30, 1995 and $8,895,000 at June 30, 1995            8,289,000           8,116,000
Cash value of life insurance                                    2,939,000           2,976,000
Other assets, principally goodwill                              2,240,000           2,311,000
                                                             ------------        ------------
TOTAL ASSETS                                                 $ 39,756,000        $ 39,529,000
                                                             ============        ============

LIABILITIES
Current Liabilities:
  Accounts payable                                              3,465,000           5,318,000
  Customer deposits                                            10,531,000           9,403,000
  Accrued expenses                                              3,951,000           3,594,000
                                                             ------------        ------------
Total Current Liabilities                                      17,947,000          18,315,000
                                                             ------------        ------------

Long-term debt obligations                                      5,029,000           5,036,000
Other liabilities                                                 272,000             397,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized
  100,000 shares, issued and outstanding, none                       --                  --
Common stock, $.004 par value, authorized
  12,500,000 shares, issued 5,997,198 at September 30,
  1995 and 5,997,198 shares at June 30, 1995                       24,000              24,000
Additional paid-in capital                                     35,591,000          35,485,000
Retained deficit                                              (18,749,000)        (19,463,000)
Currency translation adjustments                                 (358,000)           (265,000)
                                                             ------------        ------------
Total Stockholders' Equity                                     16,508,000          15,781,000
                                                             ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 39,756,000        $ 39,529,000
                                                             ============        ============

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1995 and 1994
                                  (unaudited)

                                                       1995                1994
                                                   ------------        ------------
Net sales and revenues                             $ 15,011,000        $  9,931,000
Cost of goods sold                                   10,153,000           6,125,000
                                                   ------------        ------------
                                                      4,858,000           3,806,000

Engineering and product development expenses            993,000             881,000
Selling, general and administrative expense           2,919,000           2,382,000
                                                   ------------        ------------
Operating income                                        946,000             543,000

Interest income                                          24,000              57,000
Interest expense                                       (118,000)           (194,000)
Other income (expense)                                  (38,000)              3,000
                                                   ------------        ------------

Income before income taxes                              814,000             409,000
Provision for income taxes                              100,000               5,000
                                                   ------------        ------------

Net income                                         $    714,000        $    404,000
                                                   ============        ============


Per Share Data:

Net income                                         $        .12        $        .07
                                                   ============        ============

Weighted average common shares outstanding            6,173,148           5,411,949



The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended September 30, 1995 and 1994
                                   (unaudited)

                                                              1995               1994
                                                           -----------        -----------
Cash flows from operating activities:
  Net income                                               $   714,000        $   404,000
  Adjustments to reconcile net income to net
  cash provided by operations:
    Depreciation and amortization                              347,000            225,000
    Other                                                       24,000           (218,000)
    Changes in assets and liabilities:
      Accounts receivable                                    1,057,000          1,001,000
      Inventory                                             (1,622,000)         1,659,000
      Prepaid expenses and other current assets                187,000            (65,000)
      Accounts payable and accrued expenses                 (1,496,000)        (2,333,000)
      Customer deposits                                      1,128,000         (1,372,000)
                                                           -----------        -----------
    Net cash provided (used) by operating activities           339,000           (699,000)
                                                           -----------        -----------

Cash flow from investing activities:
  Acquisition of property, plant and equipment                (488,000)          (125,000)
  Proceeds from note receivable                                   --              350,000
                                                           -----------        -----------
Net cash provided (used) by investing activities              (488,000)           225,000
                                                           -----------        -----------

Cash flow from financing activities:
  Short term borrowing, net                                       --            1,481,000
                                                           -----------        -----------
 Net cash provided by financing activities                        --            1,481,000
                                                           -----------        -----------

Effect of currency rate changes on cash                        (93,000)            45,000
                                                           -----------        -----------

Net increase (decrease) in cash                               (242,000)         1,052,000
                                                           -----------        -----------
Cash and cash equivalents at beginning of period             1,563,000            322,000
                                                           -----------        -----------

Cash and cash equivalents at end of period                 $ 1,321,000        $ 1,374,000
                                                           ===========        ===========

Cash paid for interest and income taxes for the three months ended September 30, 1995 and 1994 is as follows:
                                                       1995            1994
                                                       ----            ----
          Interest                                  $50,000        $132,000
          Income taxes                              $ 3,000         $25,000


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

    The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

B.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at September 30, 1995 and June 30, 1995:

                                                       Sept.30, 1995   June 30, 1995
                                                       -------------   -------------
         Raw materials and purchased parts             $  11,099,000   $   8,018,000
         Work-in-process                                   2,932,000       2,634,000
         Finished goods                                    1,721,000       3,478,000
                                                       -------------   -------------
         Total inventories                             $  15,752,000   $  14,130,000
                                                       =============   =============


C.   CASH VALUE OF LIFE INSURANCE

     The Company currently has $5,000,000 invested in single premium life insurance policies on the lives of two former officers, who are also partial beneficiaries of the policies. These policies currently yield their minimum guaranteed rate of return of 6.0%, less a nominal charge for the cost of insurance. The Company is entitled to borrow the entire $5,000,000 aggregate premium. At September 30, 1995, there was $2,651,000 in loans and accrued interest outstanding against these policies.

     Under a series of related insurance loan agreements, the former officers were given the right to borrow, up to a specified date, certain amounts from the insurance company approximating the Company's earnings on the policies. The former officers' estates are beneficiaries of these policies to the extent of their borrowing rights under the policies. The Company has indemnified the officers from any income tax consequences resulting from these agreements. In addition, the agreements also provided the officers the ability to deposit amounts with the Company equal to the amounts borrowed, and in the future, borrowable from the insurance company by each officer. These deposited amounts are, under certain circumstances, repayable by the Company to the former officers upon their death or the surrender of the policies. At September 30, 1995, approximately $1,407,000 is reflected as an offset to the cash surrender value of these policies in recognition of these deposited amounts.

        In October 1995, the Company entered into an agreement with the former chief executive officer pursuant to which the Company (i) transferred the ownership in the policies to him in exchange for an amount approximating their net book value, (ii) eliminated certain indemnification liablities relating to the insurance loan agreements, (iii) extended the covenant not to compete with the former chief executive officer through the year 2000, and (iv) made a discounted cash payment to him settling its obligations to him under a termination agreement. The termination agreement originally called for payments to the former officer through June 1997. The new agreement supersedes the termination agreement and all other agreements between the company and the former chief executive officer.

D.   EARNINGS PER SHARE

     Net income per share for the quarters ended September 30, 1995 and 1994 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents. Pursuant to the terms of the settlement of the shareholder class action lawsuit against the Company, which became final on September 23, 1994, the Company agreed to issue 600,000 shares of its common stock. In October 1994 and May 1995, the Company issued 180,000 and 420,000 shares to the class, respectively, and accordingly, the shares are included in the weighted average outstanding common shares for the quarter ended September 30, 1995. Additionally, the weighted average outstanding shares reflects the granting of approximately 200,000 shares of common stock pursuant to the Company's 1994 Restricted Stock Plan during 1994 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

     The following discussion provides information to assist in the understanding of Ferrofluidics' results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

     In the first quarter ended September 30, 1995, the Company generated net income of $714,000, or $.12 per share, as compared to net income in the first quarter of fiscal 1995 of $404,000, or $.07 per share. As discussed in Note D to the Consolidated Financial Statements, the per share data for the quarter ended September 30, 1995 reflects the issuance, during the second and fourth quarters of fiscal 1995, of 600,000 additional shares of common stock in settlement of a shareholder class action suit, which was concluded in September of 1994.

     Net sales and revenues for the quarter ended September 30, 1995 totaled $15,011,000 as compared to $9,931,000 in the same period of the prior year. A product line comparison of the net sales and revenues is as follows:

                                                      Q1 96             Q1 95
                                                      -----             -----
           Seals                                $ 3,332,000       $ 2,594,000
           Fluid                                    557,000           535,000
           Crystal growing systems                9,250,000         4,926,000
           Other                                  1,872,000         1,876,000
                                                -----------       -----------
             Total net sales and revenues       $15,011,000       $ 9,931,000
                                                ===========       ===========

     Of the revenues in the first quarter, approximately $9.2 million, or 60%, represented sales to one affiliated group of companies. Management expects this concentration of revenues with this customer group to continue throughout the current fiscal year.

     Consolidated gross margins for the first quarter of fiscal 1996 amounted to 32.4% of product sales as compared to 38.3% of product sales in the prior years' first quarter. The decline in gross margin in the current quarter compared to the prior year is due principally to the mix of product lines, with approximately 61% of the product revenues in the current year's first quarter attributable to the Company's crystal growing systems, which generate lower gross margins, as compared to 50% in the prior period.

     Consolidated order bookings for the quarter ended September 30, 1995 totaled $20,472,000 as compared to $4,603,000 in the first quarter of the prior year. The current period includes $13,228,000 of orders for silicon crystal growing systems as compared to $294,000 in the previous period. Bookings in the remaining product lines increased 68% from $4,309,000 in the prior period to $7,244,000 in the current quarter.

     Consolidated backlog at September 30, 1995 was $43,185,000 compared to $9,634,000 at September 30, 1994 and $37,756,000 at June 30, 1995. Backlog for
the Company's crystal growing systems at September 30, 1995 was $36,430,000 compared to $3,475,000 at September 30, 1994. In October 1995, the Company announced that it had received an additional $23.0 million order for crystal growing systems and related equipment which is not included in these amounts. Backlog of all other products increased approximately 10% from $6,159,000 at September 30, 1994 to $6,756,000 at September 30, 1995, reflecting an increased booking rate in the current year. Of the order backlog for the Company at September 30, 1995, approximately 92% is expected to be shipped during the current fiscal year.

               Engineering and product development expenditures in the quarter totaled $993,000, or 6.6% of revenues, as compared to $881,000, or 8.9% of revenues. The total engineering expenditures in the current quarter are comprised of $399,000 related to development of the Company's current and future products and $594,000 related to applications and other sustaining engineering in support of the quarter's revenues. In the prior year's first quarter, product development totaled $332,000 and all other engineering totaled $548,000.

     Selling, general and administrative expenses for the quarter ended September 30, 1995 totaled $2,919,000, up $537,000, or 18%, from the first quarter of the prior year. The increase is due primarily to increased staffing and expenditures necessary to support the additional systems business the Company has obtained and an increase in general corporate expenses over the comparable period of the prior year.

     Interest expense for the quarter ended September 30, 1995 of $118,000 represents principally the interest on the Company's $5,000,000 of industrial development bonds and the interest accruing on certian loans outstanding against certain keyman life insurance policies on the lives of former executives. As more fully discussed in Note C to the Consolidated Financial Statements, during the second quarter of fiscal 1996, management will complete the transfer of these poicies to the former executive, thereby eliminating the loans and the related interest expense going forward. In the prior year's first quarter, interest expense totaled $194,000 due to the fact that the Company had fully borrowed on its working capital line of credit during that quarter. In addition, the prior year includes interest on certain loans at the Company's former Austrian subsidiary, which was discontinued during the second quarter of 1995.

     The Company has available to it approximately $30,000,000 in net operating loss carryforwards for Federal income tax purposes which can be used to offset future taxable income, if any, and will expire at various dates through 2010. The current quarter's tax provision includes a provision for certain state and alternative minimum taxes, as well as a provision for foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1995 totaled $8,341,000 as compared to $7,811,000 at June 30, 1995, due principally to the reduction in trade payables to suppliers. During the first quarter of fiscal 1996, the operations of the business generated $339,000 of cash, reflecting the positive results of operations and the receipt of additional customer deposits from systems equipment customers, which funded the increase in inventories. At September 30, 1995, the Company had outstanding purchase commitments for inventory of approximately $20,000,000.

     Investing activities during the current quarter included only the acquisition of property, plant and equipment of $488,000. At September 30, 1995, the Company had purchase commitments with respect to certain machinery and equipment totaling approximately $800,000. The equipment is expected to be installed and operational during the second quarter. The Company did not have any financing activities during the quarter ended September 30, 1995.

     The Company believes it has sufficient working capital resources to fund its operations through fiscal 1996 and thereafter. Additionally, management believes that the Company continues to be heavily reliant upon the receipt of contractual advance payments from customers in its systems business with regard to its ability to satisfy that business's obligations in the normal course.

PART II.  OTHER INFORMATION

     None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FERROFLUIDICS CORPORATION
                                              -------------------------
                                              (Registrant)


Date:  November 13, 1995                      By:  /s/ Stephen P. Morin
       ----------------------                      --------------------------
                                                   Stephen P. Morin
                                                   Principal Accounting Officer