Form 10-Q
period 1995-12-31
FERROFLUIDICS CORP
filed 1996-02-14
CIK 353286

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the quarterly period ended              December 31, 1995
                                      -------------------------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from                 to
                                -----------------  -----------------

        ------------------------------------------------------------

                  Commission file number           0-10734
                                        ------------------

                          FERROFLUIDICS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                                   02-0275185
         -------------                                   ----------
         (State or other jurisdiction of               (I.R.S.Employer
         incorporation or organization               Identification No.)

         40 Simon Street,
         Nashua, New Hampshire                              03061
         ---------------------                              -----
         (Address of principal executive offices)        (Zip Code)

    (Registrant's telephone number, including area code)    (603) 883-9800
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

                                        (1) Yes X   No
                                               ---    ---

                                        (2) Yes X   No
                                               ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 9, 1996.

Common Stock, $.004 par value per share                5,995,432
---------------------------------------               ---------------
(Class)                                               (No. of Shares)

                                                          TABLE OF CONTENTS
                                                          -----------------


                                                                                                 Page Nos.
                                                                                                 ---------
Part I.  Financial Information

Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                  December 31, 1995 and June 30, 1995                                                    3

                  Consolidated Statements of Operations -
                  Three Months Ended December 31, 1995 and 1994                                          4

                  Consolidated Statements of Operations -
                  Six Months Ended December 31, 1995 and 1994                                            5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended December 31, 1995 and 1994                                            6

                  Notes to Consolidated Financial Statements                                         7 - 8


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                                                    9 - 11


Part II. Other Information

Item 3. Submission of Matters to a Vote of Security Holders                                             12

Signatures                                                                                              13

PART I.  FINANCIAL INFORMATION

ITEM 1.

                                                        FERROFLUIDICS CORPORATION
                                                       CONSOLIDATED BALANCE SHEETS
                                                   December 31, 1995 and June 30, 1995
                                                               (unaudited)
ASSETS                                                                                 December 31, 1995      June 30, 1995
------                                                                                 -----------------      -------------
Current Assets:
   Cash and cash equivalents                                                              $ 1,578,000           $ 1,563,000
   Accounts receivable - trade, less allowance
     for doubtful accounts of $342,000 at
     December 31, 1995 and $357,000 at June 30, 1995                                       10,006,000             7,774,000
   Inventories                                                                             15,132,000            14,130,000
   Prepaid and other current assets                                                         2,719,000             2,659,000
                                                                                          -----------           -----------
Total Current Assets                                                                       29,435,000            26,126,000
                                                                                          -----------           -----------
Property, plant and equipment, at cost, net
   of accumulated depreciation of $9,298,000 at
   December 31, 1995 and $8,895,000 at June 30, 1995                                        8,685,000             8,116,000
Cash value of life insurance                                                                2,997,000             2,976,000
Other assets, principally goodwill                                                          1,940,000             2,311,000
                                                                                          -----------           -----------
TOTAL ASSETS                                                                              $43,057,000           $39,529,000
                                                                                          ===========           ===========

LIABILITIES
-----------
Current Liabilities:
   Bank notes payable                                                                       3,550,000                     -
   Accounts payable                                                                         4,128,000             5,318,000
   Customer deposits                                                                        8,351,000             9,403,000
   Accrued expenses                                                                         4,086,000             3,594,000
                                                                                          -----------           -----------
Total Current Liabilities                                                                  20,115,000            18,315,000
                                                                                          -----------           -----------

Long-term debt obligations                                                                  5,000,000             5,036,000
Other liabilities                                                                             252,000               397,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding, none                                                     -                     -
Common stock, $.004 par value, authorized
   12,500,000 shares, issued 5,997,198 at December 31,
   1995 and 5,997,198 shares at June 30, 1995                                                  24,000                24,000
Additional paid-in capital                                                                 35,698,000            35,485,000
Retained deficit                                                                          (17,662,000)          (19,463,000)
Currency translation adjustments                                                             (370,000)             (265,000)
                                                                                          -----------           -----------
Total Stockholders' Equity                                                                 17,690,000            15,781,000
                                                                                          -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $43,057,000           $39,529,000
                                                                                          ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements

                                                        FERROFLUIDICS CORPORATION
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          For the Three Months Ended December 31, 1995 and 1994
                                                               (unaudited)
                                                                                                    1995              1994
                                                                                                    ----              ----

Net sales and revenues                                                                       $18,849,000        $5,698,000
Cost of goods sold                                                                            13,309,000         3,118,000
                                                                                             -----------        ----------
                                                                                               5,540,000         2,580,000

Engineering and product development expenses                                                   1,153,000           683,000
Selling, general and administrative expense                                                    2,973,000         2,754,000
                                                                                             -----------        ----------
Income (loss) from operations, before license fees                                             1,414,000          (857,000)

License fee income                                                                                     -         1,300,000
                                                                                             -----------        ----------
Operating income                                                                               1,414,000           443,000

Interest income                                                                                   13,000            13,000
Interest expense                                                                                (148,000)         (149,000)
Other expense                                                                                    (60,000)         (260,000)
                                                                                             -----------        -----------

Income before income taxes                                                                     1,219,000            47,000
Provision for income taxes                                                                       132,000             3,000
                                                                                             -----------        ----------

Net income                                                                                   $ 1,087,000        $   44,000
                                                                                             ===========        ==========


Per Share Data:
--------------

Net income                                                                                          $.18              $.01
                                                                                                    ====              ====

Weighted average common and common equivalent
     shares outstanding                                                                        6,183,148         5,546,949


The accompanying notes are an integral part of the consolidated financial statements.

                                                        FERROFLUIDICS CORPORATION
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For the Six Months Ended December 31, 1995 and 1994
                                                               (unaudited)
                                                                                                    1995              1994
                                                                                                    ----              ----

Net sales and revenues                                                                       $33,860,000       $15,485,000
Cost of goods sold                                                                            23,462,000         9,141,000
                                                                                             -----------       -----------
                                                                                              10,398,000         6,344,000

Engineering and product development expenses                                                   2,146,000         1,564,000
Selling, general and administrative expense                                                    5,892,000         5,129,000
                                                                                             -----------       -----------
Income (loss) from operations, before license fees                                             2,360,000          (349,000)

License fee income                                                                                     -         1,300,000
                                                                                             -----------       -----------
Operating income                                                                               2,360,000           951,000

Interest income                                                                                   37,000            70,000
Interest expense                                                                                (266,000)         (308,000)
Other expense                                                                                    (98,000)         (257,000)
                                                                                             -----------       ------------

Income before income taxes                                                                     2,033,000           456,000
Provision for income taxes                                                                       232,000             8,000
                                                                                             -----------       -----------

Net income                                                                                   $ 1,801,000       $   448,000
                                                                                             ===========       ===========


Per Share Data:
--------------

Net income                                                                                          $.29              $.08
                                                                                                    ====              ====

Weighted average common and common equivalent
     shares outstanding                                                                        6,178,862         5,469,806


The accompanying notes are an integral part of the consolidated financial statements.

                                        FERROFLUIDICS CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Six Months Ended December 31, 1995 and 1994
                                               (unaudited)
                                                                                1995                1994
                                                                                ----                ----
Cash flows from operating activities:
   Net income                                                             $1,801,000          $  448,000
   Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation and amortization                                           500,000             450,000
     Disposal of subsidiary                                                        -             501,000
     Other                                                                   367,000             257,000
     Changes in assets and liabilities:
       Accounts receivable                                                (2,217,000)          1,254,000
       Inventory                                                          (1,002,000)            760,000
       Prepaid expenses and other current assets                             (60,000)              8,000
       Bank notes payable                                                  3,550,000            (290,000)
       Accounts payable and accrued expenses                                (698,000)         (1,616,000)
       Customer deposits                                                  (1,052,000)         (1,391,000)
                                                                          ----------          ----------
     Net cash provided by operating activities                             1,189,000             381,000
                                                                          ----------          -----------

Cash flow from investing activities:
   Acquisition of property, plant and equipment                           (1,069,000)           (151,000)
   Proceeds from note receivable                                                 -               350,000
                                                                          ----------          ----------
Net cash provided (used) by investing activities                          (1,069,000)            199,000
                                                                          ----------          ----------

Cash flow from financing activities:
   Short term borrowing, net                                                     -                     -
                                                                          ----------          ----------
 Net cash provided by financing activities                                       -                     -
                                                                          ----------          ----------

Effect of currency rate changes on cash                                     (105,000)             45,000
                                                                          ----------          ----------

Net increase in cash                                                          15,000             625,000
                                                                          ----------          ----------
Cash and cash equivalents at beginning of period                           1,563,000             322,000
                                                                          ----------          ----------

Cash and cash equivalents at end of period                                $1,578,000          $  947,000
                                                                          ==========          ==========

Cash paid for interest and income taxes for the six months ended December 31, 1995 and 1994 is as follows:
                                                                                1995                1994
                                                                                ----                ----
             Interest                                                       $130,000            $203,000
             Income taxes                                                   $  7,000            $ 38,000


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

B.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at December 31, 1995 and June 30, 1995:

                                                               Dec. 31, 1995      June 30, 1995
                                                               -------------      -------------
           Raw materials and purchased parts                     $10,479,000        $ 8,018,000
           Work-in-process                                         2,932,000          2,634,000
           Finished goods                                          1,721,000          3,478,000
                                                                 -----------        -----------
           Total inventories                                     $15,132,000        $14,130,000
                                                                 ===========        ===========


C.   CASH VALUE OF LIFE INSURANCE

     In October 1995, the Company terminated certain insurance agreements with the former chief executive officer and commenced a series of transactions which will ultimately transfer the ownership in the policies to him in exchange for an amount approximating their net book value. In addition, the Company eliminated certain indemnification liabilities relating to these agreements, extended the covenant not to compete with the former chief executive officer through the year 2000, and made a present valued cash payment to him settling its obligations to him under a termination agreement. The termination agreement originally called for payments to the former officer through June 1997. After this transfer is completed, the Company will continue to maintain insurance policies on the lives of this and one other former executive officer with an aggregate cash surrender value of approximately $4,000,000, against which there are policy loans outstanding of approximately $1,300,000.


D.   BANK NOTES PAYABLE

     The Company has available to it a total credit facility with its bank of approximately $7,900,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, and a $2,500,000 revolving line of credit for working capital purposes. The credit facility is collateralized by substantially all of the assets of the Company. During the quarter ended December 31, 1995, the Company made borrowings against this line of credit totaling $2,500,000 and at December 31, 1995, there was $2,500,000 outstanding against the revolving line of credit. Additionally, the bank has made available, and the Company has borrowed, amounts aggregating $1,050,000 for short term working capital needs. At June 30, 1995, there were no amounts outstanding against the revolving line of credit. The interest rate on the revolving line at December 31, 1995 was 9.75%.

E.   DISCONTINUED OPERATIONS

     In September 1994, in connection with the discontinuation of the operations of VSE, a former majority-owned subsidiary in Austria, the Company entered into a fifteen year agreement with a Swiss vacuum-valve manufacturer pursuant to which the manufacturer has been granted exclusive right to utilize certain rotary feedthrough sealing technology of the Company and ownership of all patents and technical information of VSE in exchange for $1,300,000 in cash, with an additional payment of $200,000 by June 30, 1996 upon the occurrence of certain events by that date. During October and November 1994, the Company received an aggregate of $1,300,000 in cash payments pursuant to this license arrangement and has recorded the payments as license fee income in the quarter ended December 31, 1994.


F.   EARNINGS PER SHARE

     Net income per share for the three and six months ended December 31, 1995 and 1994 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents. Pursuant to the terms of the settlement of the shareholder class action lawsuit against the Company, which became final on September 23, 1994, the Company agreed to issue 600,000 shares of its common stock in settlement of the matter. In October 1994 and May 1995, the Company issued 180,000 and 420,000 shares to the class, respectively, and accordingly, the shares have been included in the weighted average outstanding common shares for the three and six months ended December 31, 1995. Additionally, the weighted average outstanding shares reflects the granting of approximately 240,000 shares of common stock pursuant to the Company's 1994 Restricted Stock Plan during 1994 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

      The following discussion provides information to assist in the understanding of Ferrofluidics' results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS
---------------------

Six months ended December 31, 1995 and 1994:
-------------------------------------------
      In the six months ended December 31, 1995, the Company generated net income of $1,801,000, or $.29 per share, as compared to net income in the same period of fiscal 1995 of $448,000, or $.08 per share. As more fully discussed in Note E to the Consolidated Financial Statements, the results of operations for the first six months of 1995 includes a nonrecurring license fee received pursuant to a license agreement entered into with a Swiss vacuum-valve manufacturer.

      Net sales and revenues for the six months ended December 31, 1995 increased 119% to $33,860,000 as compared to $15,485,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the six months ended December 31, 1995 and 1994 is as follows:

                                                                   1995             1994
                                                                   ----             ----
              Crystal growing systems                       $21,271,000      $ 5,209,000
              Seals                                           7,168,000        5,268,000
              Fluid                                           1,172,000        1,037,000
              Other                                           4,249,000        3,971,000
                                                            -----------      -----------
                Total net sales and revenues                $33,860,000      $15,485,000
                                                            ===========      ===========

      Of the revenues in the first half of fiscal 1996, approximately $20.8 million, or 61%, represented sales to one affiliated group of companies. Management expects this concentration of revenues with this customer group to continue throughout the current fiscal year.

      Consolidated gross margins for the six months ended December 31, 1995 amounted to 30.7% of product sales as compared to 40.9% of product sales in the prior years' six months. The decline in gross margin in the current year compared to the prior year is due principally to the mix of product lines, with approximately 63% of the product revenues in the current year's first half attributable to the Company's crystal growing systems, which generate lower gross margins, as compared to 34% in the first half of the prior year.

      Consolidated order bookings for the six months ended December 31, 1995 totaled $53,492,000 as compared to $12,297,000 in the same period of the prior year. Of the current year's bookings, $39,188,000 represent orders for silicon crystal growing systems as compared to $1,625,000 in the previous period. Bookings for the remaining product lines increased 34% from $10,672,000 in the prior period to $14,304,000 in the first six months of the current year.

      Consolidated backlog at December 31, 1995 was $57,625,000 compared to $11,488,000 at December 31, 1994 and $37,756,000 at June 30, 1995. Backlog for
the Company's crystal growing systems at December 31, 1995 was $50,630,000 compared to $4,878,000 at December 31, 1994. Backlog of all other products increased from $6,610,000 at December 31, 1994 to $6,995,000 at December 31, 1995, reflecting an increased booking rate in the current year. Of the order backlog for the Company at December 31, 1995, approximately 50% is expected to be shipped during the current fiscal year.

      Engineering and product development expenditures in the six months totaled $2,146,000, or 6.3% of revenues, as compared to $1,564,000, or 10.1% of revenues in the comparable period last year. The total engineering expenditures in the first six months are comprised of $747,000 related to research and development of the Company's current and future products and $1,399,000 related to current applications and other engineering in support of the six month's revenues. In the prior year's first half, product development expenditures totaled $615,000 and all other engineering totaled $949,000.

      Selling, general and administrative expenses for the six months ended December 31, 1995 totaled $5,892,000, up $763,000, or 15%, from the same period of the prior year. The increase is due primarily to increased staffing and sales and marketing expenditures necessary to support the increased level of business.

      Interest expense for the first six months ended December 31, 1995 of $266,000 represents principally the interest on the Company's $5,000,000 of industrial development bonds and the interest accruing on certain loans outstanding against certain keyman life insurance policies on the life of a former executive. As more fully discussed in Note C to the Consolidated Financial Statements, during the third quarter of fiscal 1996, management expects to complete the transfer of these policies to the former executive, thereby eliminating the loans and the related interest expense on a going forward basis. In the prior year, interest expense for the six months ended December 31, 1994 totaled $308,000, or $42,000 higher than the current period due principally to borrowings against the Company's revolving line of credit during the prior year.

      The Company has available to it approximately $30,000,000 in net operating loss carryforwards for Federal income tax purposes which can be used to offset future taxable income, if any, and will expire at various dates through 2010. The tax provision for the six months ended December 31, 1995 includes a provision for certain state and alternative minimum taxes, as well as a provision for foreign income taxes.

Three months ended December 31, 1995 and 1994:
---------------------------------------------
      In the quarter ended December 31, 1995, the Company generated net income of $1,087,000, or $.18 per share, as compared to net income in the same quarter of fiscal 1995 of $44,000, or $.01 per share, which included the income from a nonrecurring license fee which is more fully discussed in Note E to the Consolidated Financial Statements.

      Net sales and revenues for the quarter ended December 31, 1995 totaled
$18,849,000 as compared to $5,698,000 in the same period of the prior year. A product line comparison of the net sales and revenues, in thousands, for the three months ended December 31, 1995 and 1994 is as follows:

                                                                   1995             1994
                                                                   ----             ----
              Crystal growing systems                       $12,024,000       $  283,000
              Seals                                           4,185,000        2,855,000
              Fluid                                             615,000          502,000
              Other                                           2,025,000        2,058,000
                                                            -----------       ----------
                Total net sales and revenues                $18,849,000       $5,698,000
                                                            ===========       ==========

      Of the revenues in the second quarter, approximately $11.7 million, or 62%, represented sales to one affiliated group of companies. Management expects this concentration of revenues with this customer group to continue throughout the current fiscal year.

      Consolidated gross margins for the second quarter of fiscal 1996 amounted to 29.4% of product sales as compared to 45.3% of product sales in the prior years' second quarter. The decline in gross margin in the current quarter compared to the prior year is due principally to the product mix of revenues, which is weighted heavily toward the crystal growing systems, which, as noted above, generate lower gross margins than the Company's core products.

      Consolidated order bookings for the second quarter ended December 31, 1995 totaled $32,917,000 as compared to $7,698,000 in the second quarter of the prior year. During the second quarter, orders for crystal growing systems and related parts totaled $25,960,000 as compared to $1,619,000 in the previous year's second quarter.

     Engineering expenses in the second quarter increased to $1,153,000 as compared to $683,000 in the second quarter of fiscal year 1995 and $993,000 in the first quarter of fiscal year 1996. Engineering expenses in the first two quarters of the current year approximated 6% of revenues and this relationship is expected to remain through the remainder of the fiscal year. Selling, general and administrative expenses totaled $2,973,000 in the current quarter, an increase of approximately 220,000 over the $2,754,000 in the second quarter of the prior year, however, relatively unchanged from the first quarter of fiscal year 1996 ($2,919,000).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital at December 31, 1995 totaled $9,320,000 as compared to $7,811,000 at June 30, 1995, due principally to increases in accounts receivable ($2,217,000) and inventory ($1,002,000), and a reduction in accounts payable, which was financed by $3,550,000 in short-term bank borrowings during the period. In addition, customer deposits declined in the period by $1,052,000 as the related crystal growing systems were delivered to the customer. During the first six months of fiscal 1996, the operations of the business generated $1,189,000 of cash, driven by its positive operating results. At December 31, 1995, the Company had outstanding purchase commitments for inventory of approximately $18,000,000.

      During the third quarter, management expects to receive the advance payment on a previously reported $28 million multi-unit order for its crystal growing systems. Management expects this to enable it to reduce its outstanding bank borrowings.

      Investing activities during the six months ended December 31, 1995 were comprised only of the acquisition of property, plant and equipment of $1,069,000. At December 31, 1995, the Company did not have any material purchase commitments with respect to property and equipment. The Company did not have any financing activities during the six-month period ended December 31, 1995.

      The Company believes it has sufficient working capital resources to fund its operations through fiscal 1996. However, the Company continues to be heavily reliant upon the receipt of contractual advance payments from customers in its systems business with regard to its ability to satisfy that business's obligations in the normal course.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting in lieu of the Annual Meeting of Stockholders of the Company was held on November 15, 1995, for the purpose of: (i) the election of Paul F. Avery, Jr. and Dean Kamen as the two Class III Directors to serve until the third annual meeting following the annual meeting held on November 15, 1995 and until their successors are duly elected and qualified; and (ii) the approval of the Ferrofluidics 1995 Stock Option and Incentive Plan. The following table sets forth the results of the shareholder votes.

                                                             Votes            Votes
                                                             In Favor         Withheld
                                                             --------         --------
Election of Paul F. Avery, Jr.
   as Class III Director                                     5,109,772          29,131

Election of Dean Kamen
   as Class III Director                                     5,106,883          32,020

                                                Votes
                                                In Favor         Against      Abstain          Non-votes
                                                --------         -------      -------          ---------
Approval of 1995 Stock Option and
   Incentive Plan                              2,405,028         591,049       84,121          2,058,705


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a) None

(b) During the three months ended December 31, 1995, the Company filed the following Current Reports on Form 8-K:
      (1) Current Report on Form 8-K dated November 21, 1995, reporting the termination of Coopers & Lybrand, LLP as the Company's independant accountants.

      (2) Current Report on Form 8-K/A dated November 21, 1995 reporting the termination of Coopers & Lybrand, LLP as the Company's independant accountants.

      (3) Current Report on Form 8-K dated December 13, 1995, reporting the engagement of Ernst & Young, LLP as the Company's independant accountants

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FERROFLUIDICS CORPORATION
                                        --------------------------------
                                        (Registrant)




Date: February 14, 1996                 By: /s/ Stephen P. Morin
     ----------------------                 ----------------------
                                            Stephen P. Morin
                                            Principal Accounting Officer