Form 10-Q
period 1996-03-31
FERROFLUIDICS CORP
filed 1996-05-14
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

                         Commission file number 0-10734

                            FERROFLUIDICS CORPORATION
             (Exact name of registrant as specified in its charter)

          Massachusetts                                         02-0275185
          (State or other jurisdiction of                     (I.R.S.Employer
          incorporation or organization                      Identification No.)

          40 Simon Street,
          Nashua, New Hampshire                                    03061
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

                                 (1) Yes X  No___
                                 (2) Yes X  No___

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 30, 1996.

Common Stock, $.004 par value per share                       6,060,902
- --------------------------------------------                  --------------
(Class)                                                       (No. of Shares)

                                TABLE OF CONTENTS

                                                                    Page Nos.
                                                                    ---------
Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets -
               March 31, 1996 and June 30, 1995                          3

               Consolidated Statements of Operations -
               Three Months Ended March 31, 1996 and 1995                4

               Consolidated Statements of Operations -
               Nine months Ended March 31, 1996 and 1995                 5

               Consolidated Statements of Cash Flows -
               Nine months Ended March 31, 1996 and 1995                 6

               Notes to Consolidated Financial Statements            7 - 8


Item 2.        Management's Discussion and Analysis of Results
               of Operations and Financial Position                 9 - 11


Part II.       Other Information

None

Signatures                                                              12

PART I. FINANCIAL INFORMATION

ITEM 1.

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 1996 and June 30, 1995
                                   (unaudited)

ASSETS                                                 March 31, 1996    June 30, 1995
- ------                                                 ---------------   ---------------
Current Assets:
  Cash and cash equivalents                            $       765,000   $     1,563,000
  Accounts receivable - trade, less allowance
   for doubtful accounts of $347,000 at

   March 31, 1996 and $357,000 at June 30, 1995             12,647,000         7,774,000
  Inventories                                               14,271,000        14,130,000
  Prepaid and other current assets                           3,089,000         2,659,000
                                                       ---------------   ---------------
Total Current Assets                                        30,772,000        26,126,000
                                                       ---------------   ---------------
Property, plant and equipment, at cost, net
  of accumulated depreciation of $9,510,000 at

  March 31, 1996 and $8,895,000 at June 30, 1995             8,686,000         8,116,000
Cash value of life insurance                                 2,706,000         2,976,000
Other assets, principally goodwill                           2,182,000         2,311,000
                                                       ---------------   ---------------
TOTAL ASSETS                                           $    44,346,000   $    39,529,000
                                                       ===============   ===============

LIABILITIES
Current Liabilities:

  Bank notes payable                                         4,134,000              --
  Accounts payable                                           4,451,000         5,318,000
  Customer deposits                                          7,090,000         9,403,000
  Accrued expenses                                           4,512,000         3,594,000
                                                       ---------------   ---------------
Total Current Liabilities                                   20,187,000        18,315,000
                                                       ---------------   ---------------

Long-term debt obligations                                   5,000,000         5,036,000
Other liabilities                                              229,000           397,000
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, authorized

  100,000 shares, issued and outstanding, none                    --                --
Common stock, $.004 par value, authorized
  12,500,000 shares, issued 6,060,902 at March 31,

  1996 and 5,997,198 shares at June 30, 1995                    24,000            24,000
Additional paid-in capital                                  35,819,000        35,485,000
Retained deficit                                           (16,445,000)      (19,463,000)
Currency translation adjustments                              (468,000)         (265,000)
                                                       ---------------   ---------------
Total Stockholders' Equity                                  18,930,000        15,781,000
                                                       ---------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    44,346,000   $    39,529,000
                                                       ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995
                                   (unaudited)

                                                          1996              1995
                                                          ----              ----
Net sales and revenues                            $ 19,810,000      $  8,491,000
Cost of goods sold                                  14,152,000         5,025,000
                                                  ------------      ------------
                                                     5,658,000         3,466,000

Engineering and product development expenses         1,060,000           824,000
Selling, general and administrative expense          3,080,000         2,661,000
                                                  ------------      ------------
Income (loss) from operations                        1,518,000           (19,000)

Interest income                                         41,000           105,000
Interest expense                                      (165,000)         (206,000)
Other expense                                          (24,000)          230,000
                                                  ------------      ------------

Income before income taxes                           1,370,000           110,000
Provision for income taxes                             153,000            60,000
                                                  ------------      ------------

Net income                                        $  1,217,000      $     50,000
                                                  ============      ============


Per Share Data:

Net income                                        $        .20      $        .01
                                                  ============      ============

Weighted average common and common equivalent
    shares outstanding                               6,213,148         5,686,949






The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Nine months Ended March 31, 1996 and 1995
                                   (unaudited)

                                                               1996              1995
                                                               ----              ----
Net sales and revenues                                 $ 53,670,000      $ 23,977,000
Cost of goods sold                                       37,614,000        14,167,000
                                                       ------------      ------------
                                                         16,056,000         9,810,000

Engineering and product development expenses              3,206,000         2,387,000
Selling, general and administrative expense               8,972,000         7,790,000
                                                       ------------      ------------
Income (loss) from operations, before license fees        3,878,000          (367,000)

License fee income                                             --           1,300,000
                                                       ------------      ------------
Operating income                                          3,878,000           933,000

Interest income                                              78,000           175,000
Interest expense                                           (431,000)         (515,000)
Other expense                                              (122,000)          (27,000)
                                                       ------------      ------------

Income before income taxes                                3,403,000           566,000
Provision for income taxes                                  385,000            68,000
                                                       ------------      ------------

Net income                                             $  3,018,000      $    498,000
                                                       ============      ============


Per Share Data:

Net income                                             $        .49      $        .09
                                                       ============      ============

Weighted average common and common equivalent
    shares outstanding                                    6,189,148         5,534,949






The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine months Ended March 31, 1996 and 1995
                                   (unaudited)

                                                                   1996             1995
                                                                   ----             ----
Cash flows from operating activities:
  Net income                                                $ 3,018,000      $   498,000
  Adjustments to reconcile net income to net
  cash provided by (used in) operations:
    Depreciation and amortization                               615,000          725,000
    Restricted stock expense                                    334,000             --
    Other                                                       221,000          261,000
    Changes in assets and liabilities:
      Accounts receivable                                    (4,863,000)        (521,000)
      Inventories                                              (141,000)        (772,000)
      Prepaid expenses and other current assets                (430,000)          33,000
      Accounts payable and accrued expenses                      51,000       (3,044,000)
      Customer deposits                                      (2,313,000)       4,789,000
                                                            -----------      -----------
    Net cash provided by (used in) operating activities      (3,508,000)       1,969,000
                                                            -----------      -----------

Cash flow from investing activities:
  Proceeds from sale of investment in affiliate                    --          3,994,000
  Proceeds from note receivable                                    --            350,000
  Acquisition of property, plant and equipment               (1,185,000)        (468,000)
                                                            -----------      -----------
Net cash provided by (used in) investing activities          (1,185,000)       3,876,000
                                                            -----------      -----------

Cash flow from financing activities:
  Short term borrowing, net                                   4,134,000       (2,189,000)
  Payments on long term debt obligations                        (36,000)            --
                                                            -----------      -----------
 Net cash provided by (used in) financing activities          4,098,000       (2,189,000)
                                                            -----------      -----------

Effect of currency rate changes on cash                        (203,000)         630,000
                                                            -----------      -----------

Net increase (decrease) in cash                                (798,000)       4,286,000
                                                            -----------      -----------
Cash and cash equivalents at beginning of period              1,563,000          322,000
                                                            -----------      -----------

Cash and cash equivalents at end of period                  $   765,000      $ 4,608,000
                                                            ===========      ===========

Cash paid for interest and income taxes for the nine months ended March 31, 1996 and 1995 is as follows:

                               1996         1995
                               ----         ----
          Interest         $295,000     $342,000
          Income taxes     $ 63,000     $ 41,000

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

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at March 31, 1996 and June 30, 1995:

                                                                       March 31, 1996   June 30, 1995
                                                                       --------------   -------------
         Raw materials and purchased parts                                $ 7,447,000     $ 8,018,000
         Work-in-process                                                    5,071,000       2,634,000
         Finished goods                                                     1,753,000       3,478,000
                                                                          -----------     -----------
         Total inventories                                                $14,271,000     $14,130,000
                                                                          ===========     ===========


C.       CASH VALUE OF LIFE INSURANCE

         In October 1995, the Company terminated certain insurance agreements with the former chief executive officer and transferred the ownership of certain of the policies to him in exchange for an amount approximating their net book value.

         In addition, the Company eliminated certain indemnification liabilities relating to these agreements, extended the covenant not to compete with the former chief executive officer through the year 2000, and made a present valued cash payment to him settling its obligations to him under a termination agreement. The termination agreement originally called for payments to the former officer through June 1997. The Company has retained ownership in one policy on the life of the former chief executive and certain other policies on the life of another former officer which have an aggregate cash value at March 31, 1996, net of policy loans, of approximately $1,000,000.

D.       BANK NOTES PAYABLE

         The Company has available to it a total credit facility with its bank of approximately $7,900,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, and a $2,500,000 revolving line of credit for working capital purposes. The credit facility is collateralized by substantially all of the assets of the Company. At March 31, 1996, there was $2,500,000 outstanding against the domestic revolving line of credit and approximately $20,000 of short term debt outstanding against credit lines at AP&T in Europe. Additionally, its bank has made available, and the Company has borrowed, amounts aggregating $1,614,000 for additional short term working capital needs. The interest rate on the revolving line and additional borrowings at March 31, 1996 was 9.25%.

E.       DISCONTINUED OPERATIONS

         In September 1994, in connection with the discontinuation of the operations of VSE, a former majority-owned subsidiary in Austria, the Company entered into a fifteen year agreement with a Swiss vacuum-valve manufacturer pursuant to which the manufacturer has been granted exclusive right to utilize certain rotary feedthrough sealing technology of the Company and ownership of all patents and technical information of VSE in exchange for $1,300,000 in cash, with an additional payment of $200,000 by June 30, 1996 upon the occurrence of certain events by that date. During October and November 1994, the Company received an aggregate of $1,300,000 in cash payments pursuant to this license arrangement and has recorded the payments as license fee income in fiscal 1995.

F.       EARNINGS PER SHARE

         Net income per share for the three and nine months ended March 31, 1996 and 1995 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents. Pursuant to the terms of the settlement of the shareholder class action lawsuit against the Company, which became final on September 23, 1994, the Company agreed to issue 600,000 shares of its common stock in settlement of the matter. In October 1994 and May 1995, the Company issued 180,000 and 420,000 shares to the class, respectively, and accordingly, the shares have been included in the weighted average outstanding common shares for the three and nine months ended March 31, 1996. Additionally, the weighted average outstanding shares includes 254,336 shares of common stock which were granted pursuant to the Company's 1994 Restricted Stock Plan during 1996, 1995 and 1994. These shares vest ratably over three years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

         The following discussion provides information to assist in the understanding of Ferrofluidics' results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Nine months ended March 31, 1996 and 1995:

         In the nine months ended March 31, 1996, the Company generated net income of $3,018,000, or $.49 per share, as compared to net income in the same period of fiscal 1995 of $498,000, or $.09 per share. As more fully discussed in Note E to the Consolidated Financial Statements, the results of operations for the first nine months of 1995 includes nonrecurring license fee income received pursuant to a license agreement entered into with a Swiss vacuum-valve manufacturer.

         Net sales and revenues for the nine months ended March 31, 1996 increased 124% to $53,670,000 as compared to $23,977,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the nine months ended March 31, 1996 and 1995 is as follows:

                                                      1996          1995
                                                      ----          ----
           Crystal growing systems             $33,987,000   $ 8,028,000
           Components                           11,535,000     8,459,000
           Fluids                                1,841,000     1,705,000
           Distributed products                  6,307,000     5,785,000
                                               -----------   -----------
             Total net sales and revenues      $53,670,000   $23,977,000
                                               ===========   ===========

         Of the revenues in the first three quarters of fiscal 1996, approximately $33.5 million, or 62%, represented sales to one affiliated group of companies. Management expects this concentration of revenues with this customer group to continue throughout the current and next fiscal year.

         Consolidated gross margins for the nine months ended March 31, 1996 amounted to 29.9% of product sales as compared to 40.9% of product sales in the prior years' nine months. The decline in gross margin in the current year compared to the prior year is due to product mix, with approximately 63% of the product revenues in the current year's first nine months representing crystal growing systems, which generate lower gross margins, as compared to 33% in the same period of the prior year.

         Consolidated order bookings for the nine months ended March 31, 1996 totaled $85,035,000 as compared to $51,856,000 in the same period of the prior year. Of the current year's bookings, $63,543,000 represent orders for silicon crystal growing systems as compared to $35,167,000 in the previous period. Bookings for the Company's other proprietary products increased 33% from $10,706,000 in the prior period to $14,215,000 in the first nine months of the current year. Bookings for distributed products by AP&T increased from $6,002,000 in fiscal 1995 to $7,277,000 in the current year.

         Consolidated backlog at March 31, 1996 was $70,236,000 compared to $43,076,000 at March 31, 1995 and $37,756,000 at June 30, 1995. Backlog for the
Company's crystal growing systems at March 31, 1996 totaled $65,623,000 as compared to $35,600,000 at March 31, 1995. Approximately 20% of the systems backlog is expected to ship in the current fiscal year. Backlog of components products, including fluids, remained steady at approximately $4.4 million whereas backlog of distributed products declined from $3,104,000 at March 31, 1995 to $2,372,000 at March 31, 1996. Of the order backlog for components and distributed products at March 31, 1996, approximately 50% is expected to be shipped during the current fiscal year.

         Engineering and product development expenditures in the nine months ended March 31, 1996 totaled $3,206,000, an increase of $818,000, or 34%, compared to $2,387,000 in the comparable period last year. However, as a percent of revenues, engineering and product development declined from 10% in 1995 to a current level of 6%. The total engineering expenditures in the first nine months of 1996 are comprised of $1,172,000 of research and development expenditures and $2,033,000 of engineering expenses relating to applications, design and general sales support. In the prior year's same period, product development expenditures totaled $966,000 and all other engineering totaled $1,421,000.

         Selling, general and administrative expenses (SG&A) for the nine months ended March 31, 1996 totaled $8,972,000, up 15% from the SG&A of $7,790,000 in the same period of the prior year. The increase is due primarily to increased corporate staffing, incremental restricted stock vesting, warranty costs and other sales and marketing expenditures attributable to the growth in revenues.

         Interest income declined in the nine months ended March 31, 1996 to $78,000 compared to $175,000 in the same period last year due to lower invested cash balances. Interest expense for the first nine months of fiscal 1996 of $431,000 also declined from $515,000 in the same period in fiscal 1995 due principally to lower average outstanding balance on the Company's revolving credit facility and lower average interest rates on the Company's industrial development bonds and the revolving credit line.

         The Company has available to it approximately $30,000,000 in net operating loss carryforwards for Federal income tax purposes which can be used to offset future taxable income, if any, and will expire at various dates through 2010. The tax provision for the nine months ended March 31, 1996 includes a provision for certain state and alternative minimum taxes, as well as a provision for foreign income taxes.

Three months ended March 31, 1996 and 1995:

         In the quarter ended March 31, 1996, the Company generated net income of $1,217,000, or $.20 per share on 6,213,148 weighted average shares outstanding, as compared to net income in the same quarter of fiscal 1995 of $50,000, or $.01 per share based on 5,686,949 weighted average shares outstanding.

         Net sales and revenues for the quarter ended March 31, 1996 totaled $19,810,000 up 133% compared to $8,491,000 in the same period of the prior year. A product line comparison of the net sales and revenues, in thousands, for the three months ended March 31, 1996 and 1995 is as follows:

                                                      1996          1995
                                                      ----          ----
           Crystal growing systems             $12,723,000    $2,819,000
           Components                            4,360,000     3,191,000
           Fluids                                  669,000       668,000
           Distributed products                  2,058,000     1,813,000
                                               -----------    ----------
             Total net sales and revenues      $19,810,000    $8,491,000
                                               ===========    ==========

         Of the revenues in the third quarter, approximately $12.6 million, or 64%, represented sales to one affiliated group of companies. Management expects this concentration of revenues with this customer group to continue throughout the current and next fiscal year.

        Consolidated gross margins for the third quarter of fiscal 1996 amounted to 28.6% of product sales as compared to 40.8% of product sales in the prior years' third quarter. The decline in gross margin in the current quarter compared to the prior year is due principally to the product mix of revenues, which is weighted heavily toward the crystal growing systems, which, as noted above, generate lower gross margins than the Company's core products.

         Consolidated order bookings for the quarter ended March 31, 1996 totaled $30,322,000, including $23,353,000 in crystal growing systems and related products, as compared to $39,559,000 in the third quarter of the prior year, which included two multi-unit crystal growing system orders aggregating $33,428,000.

         Engineering expenses in the third quarter of 1996 increased to $1,060,000 (5.4% of revenues) as compared to $824,000 (9.7% of revenues) in the third quarter of fiscal year 1995. Engineering expenses declined slightly from the second quarter of 1996 of $1,153,000 (6.1% of revenues) due to the completion of certain development and design efforts pertaining to current system orders. Engineering and development expenses are expected to maintain this relationship through the remainder of the fiscal year, however management expects a rise in engineering expenditures in relation to revenues next year as development of the next generation of crystal growing systems reaches its peak. Selling, general and administrative expenses of $3,080,000 in the current quarter increased nearly 16% over the $2,661,000 of the third quarter of the prior year, however, as a percentage of sales, has declined from 31.3% in 1995 to 15.5% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 1996 totaled $10,585,000 as compared to $7,811,000 at June 30, 1995, due principally to an increase in accounts receivable ($4,863,000) coupled with a reduction in customer deposits ($2,313,000), which was offset by an increase in short-term bank borrowings of $4,134,000 during the period. Customer deposits declined in the period as the related crystal growing systems being delivered to the customers during the period exceeded the receipt of new deposits on orders received. During the fourth quarter, management expects to receive additional advance payments of approximately $5.0 million on previously reported orders for its crystal growing systems.

         During the first nine months of fiscal 1996, the operations of the business used $3,508,000 of cash, due principally to the growth in trade receivables driven by higher revenues. At March 31, 1996, the Company had outstanding purchase commitments for material of approximately $28,000,000 representing long lead items and other component parts pertaining to the Company's crystal growing system backlog.

         Investing activities during the nine months ended March 31, 1996 were comprised only of the acquisition of property, plant and equipment of $1,185,000. At March 31, 1996, the Company did not have any material purchase commitments with respect to property and equipment. Financing activities of the Company during the nine-month period ended March 31, 1996 were limited to only borrowings against the revolving line of credit of $4,134,000. Increases in stockholders' equity during the nine months ended March 31, 1996 are the result of vesting of restricted stock grants to key members of management which vest to the owner ratably over the three years following the date of grant. The consolidated results of operations for the nine month ended March 31, 1996 includes a charge of $334,000 representing the restricted stock expense.

         The Company continues to maintain relatively low operating cash balances, however, management believes it has sufficient working capital resources to fund its operations through fiscal 1996 and into fiscal 1997. The Company continues to be heavily reliant upon the receipt of contractual advance payments from customers in its systems business with regard to its ability to satisfy that business's obligations in the normal course.

PART II. OTHER INFORMATION

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FERROFLUIDICS CORPORATION
                                         (Registrant)

   Date:  May 10, 1996                   By:  /s/ Salvatore J. Vinciguerra
        --------------                   ------------------------------
                                         Salvatore J. Vinciguerra
                                         President and Chief Operating Officer

                                         By:  /s/ Stephen P. Morin
                                              ----------------------
                                         Stephen P. Morin
                                         Principal Accounting Officer