Form 10-K
period 1996-06-30
FERROFLUIDICS CORP
filed 1996-09-27
CIK 353286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

                       For the fiscal year ended 06/30/96
                                                 --------
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

                For transition period from _________ to _________

                         Commission file number 0-10734

                            FERROFLUIDICS CORPORATION
             (Exact name of registrant as specified in its charter)

                              --------------------

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

                              --------------------

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.004 per share
                                (Title of class)
                         Preferred Stock Purchase Rights
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (1)    Yes  x      No
                                           -----      -----

                                 (2)    Yes  x      No
                                           -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of August 31, 1996, 6,060,902 shares of $.004 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $11.25 per share for the registrant's Common Stock, as reported on the Nasdaq National Market as of August 31, 1996 was $67,212,731.

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
- ----                                                                       ----

PART I

     1.   Business...........................................................  1
     2.   Properties......................................................... 10
     3.   Legal Proceedings.................................................. 10
     4.   Submission of Matters to a Vote of Security Holders................ 11

PART II

     5.   Market for Registrant's Common Equity and Related
              Stockholder Matters ........................................... 11
     6.   Selected Consolidated Financial Data............................... 12
     7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................... 13
     8.   Financial Statements and Supplementary Data........................ 20
     9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................ 47

PART III

    10.   Directors and Executive Officers of the Registrant................. 48
    11.   Executive Compensation............................................. 48
    12.   Security Ownership of Certain Beneficial Owners
              and Management................................................. 48
    13.   Certain Relationships and Related Transactions..................... 48

PART IV

    14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 48
          (a)   Financial Statement Schedules
          (b)   Reports on Form 8-K

          Signatures......................................................... 54

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

   The Company creates commercial applications for its ferrofluid technology either by creating a ferrofluid to serve one or more functions in an existing product (such as the Company's utilization of ferrofluids in audio loudspeakers) or by combining proprietary ferrofluid technology with broad applications engineering to develop ferrofluid-based (Ferrofluidic[Registered Trademark]) products, such as the Company's various sealing devices and fluid-film bearings. The Company synthesizes all ferrofluids for sale, or for use in its own proprietary products. With respect to its products incorporating ferrofluids, the Company generally designs the product or application, then outsources the fabrication of all critical machined parts and components. The product is then assembled, tested and shipped from the Company's headquarters in Nashua, New Hampshire.

   The Company seeks to apply its Ferrofluidic[Registered Trademark] technologies in situations where its use significantly enhances the final product into which the technology is incorporated. As a result, pricing reflects value added rather than the direct cost of producing the fluid or Ferrofluidic[Registered Trademark] product supplied to the Company's customers. The Company also seeks to supply markets in which it can achieve a position of market leadership. The Company believes that it, along with its licensee, currently supplies the vast majority of the ferrofluids and ferrofluid-based products used in the world.

   As a vertical integration of its ferrofluid sealing technology, the Company designs, assembles and markets systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military and advanced materials markets.

CORPORATE STRUCTURE

   The Company is headquartered in Nashua, New Hampshire where it conducts all of the engineering and manufacturing of its products. The Company conducts its operations overseas through the following wholly-owned subsidiaries:

(1) ADVANCED PRODUCTS & TECHNOLOGIES, GMBH ("AP&T"), headquartered in Nurtingen, Germany, with sales offices in Oxford, England and Madrid, Spain, which:

      (a) markets and services Ferrofluidic[Registered Trademark] products in Europe.

      (b) designs, manufactures and markets products for the optical coating and thin-film deposition industries such as electron beam guns and related controllers; and

      (c) serves as an exclusive distributor in Europe for several U.S. and European corporations that manufacture compatible products for similar industries.

(2) FERROFLUIDICS JAPAN CORPORATION ("FJC"), located in Tokyo, Japan, which distributes and services Ferrofluidics' components to the semiconductor industry, ferrofluid to the audio loudspeaker industry and provides sales and service for the Company's crystal growing systems customers located in Japan.

      In addition to its wholly-owned subsidiaries, the Company has licensed its vacuum rotary feedthrough seals and ferrofluid technology, on a non-exclusive basis, to Ferrotec Corporation ("Ferrotec", formerly Nippon Ferrofluidics Corporation), a former subsidiary located in Japan. In addition, under an exclusive license granted by Ferrofluidics in August 1993, Ferrotec manufactures and sells Ferrofluidic[Registered Trademark] exclusion seals for use on computer peripheral equipment.

OPERATING STRUCTURE

   The Company is organized into three business segments:

      (i) the COMPONENTS DIVISION, or FERROFLUIDIC[Registered Trademark] PRODUCTS segment, which manufactures and markets:

            (a) ferrofluids used in the Company's own engineered core products, audio loudspeakers for the commercial, home and automotive markets, and for use in nondestructive testing, inertia dampers, stepper motors and sensor applications;

            (b) Ferrofluidic[Registered Trademark] sealing devices and subsystems, primarily for use in the semiconductor process, industrial process, lamp and fiber optic manufacturing, and medical equipment industries; and

            Sales generated by the Components Division accounted for approximately 25.8%, 41.3% and 42.7% of total product sales in fiscal 1996, 1995 and 1994, respectively.

      (ii) the SYSTEMS DIVISION, or CRYSTAL GROWING SYSTEMS segment, which designs, assembles and markets fully-integrated systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military, and advanced materials markets.

            Sales generated by the Systems Division accounted for 62.7%, 34.5% and 32.7% of total product sales in fiscal 1996, 1995 and 1994, respectively.

      (iii) DISTRIBUTED PRODUCTS DIVISION, or THIN FILM DEPOSITION segment, which includes the sale in Europe and Asia by AP&T of compatible products on an exclusive basis for several U.S. and European companies.

            Sales generated by the Distributed Products Division accounted for 11.5%, 24.2% and 24.6% of total product sales in fiscal 1996, 1995 and 1994, respectively.

   In fiscal 1996, $54,080,000, or 74.1%, of the Company's total sales were to foreign customers, primarily through AP&T, FJC and to the Systems Divisions' customers in the Pacific Rim. Sales to unaffiliated foreign customers in fiscal 1995 and 1994 totaled $21,412,000 (62.7%) and $16,229,000 (61.5%), respectively.

   All manufacturing and assembly of products for the Components and Systems Divisions is conducted at the Company's headquarters in Nashua, NH. Marketing of those products for all markets, excluding Europe and Japan, is principally conducted by its direct sales force at the Company's headquarters. In the case of its standard seals to end-user markets, the Company utilizes the Kurt J. Lesker Company ("KJLC"), a worldwide distributor of vacuum related products. In addition, the Company has established distributor relationships for its ferrofluid and Ferrofluidic[Registered Trademark] products in Korea, Taiwan, India, China, and developing Pacific Rim countries.

PRODUCT LINES

   The Company manufactures and sells products in three major product categories:
(i) ferrofluids; (ii) magnetic fluid seals, sealing subsystems, and other Ferrofluidic[Registered Trademark] components products and; (iii) crystal growing systems and related equipment. In addition, the Company distributes advanced technology component products and systems for use in the manufacture of semiconductors and in the thin-film deposition and optical coating industries through AP&T in Europe and Asia.

      (i) FERROFLUIDS. The Company supplies ferrofluids for use in the Company's own engineered products and for use in home and automotive loudspeakers and for nondestructive testing, sensors and stepper motors. The Company, in conjunction with its licensees, currently supplies fluids for approximately 30 million speakers per year, representing the vast majority of the ferrofluid applications in speakers. Sales of ferrofluids accounted for approximately 3.6%, 7.0% and 7.7% of total product sales in fiscal 1996, 1995 and 1994, respectively. The selling price for the majority of the Company's third-party ferrofluid applications ranges from $1,000 to $10,000 per liter.

            Inertia Dampers: The Company supplies Ferrofluidic[Registered Trademark] inertia dampers that are used in semiconductor equipment, disk drives, XY plotters, computer printers and other computer peripheral equipment. The dampers eliminate resonance, reduce settling time and improve positional accuracies.

      (ii) MAGNETIC FLUID SEALS AND SUBSYSTEMS. The Company combines proprietary ferrofluid technology with broad applications engineering to develop a variety of products that provide state-of-the-art seals and sealing subsystems that either seal the environment out of a manufacturing process or seal a manufacturing process out of the environment. In each of the applications in which the Company provides Ferrofluidic[Registered Trademark] seals and sealing subsystems it is the leading provider of such technology. Sales of magnetic fluid sealing devices accounted for approximately 22.2%, 32.1% and 33.4% of total product sales in fiscal 1996, 1995 and 1994 respectively. The Company's major magnetic sealing products are:

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

            Subsystems: During 1996, as an extension of its core capability to design and manufacture rotary seals for a variety of vacuum processing applications, the Company began marketing sealing sub-systems to original equipment manufacturers, which incorporate existing Ferrofluidic sealing technology with other mechanical and electrical components to produce a fully integrated sub-system. Sub-systems allow the Company's customers to outsource more of their manufacturing without compromising quality. Some of the new opportunities include robotics, cluster tooling, and other semiconductor processing sub-assemblies.

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

            During the past three years, the Company has experienced a rise in orders for silicon systems for semiconductor manufacturing as well as equipment for making other advanced materials for new applications, including multiple-unit orders from major companies in the U.S., Japan and Korea. Typically, shipments are spread over many months, timed for the customer's start-up of new plants or production ramp-ups. Sales of silicon crystal growing systems accounted for approximately 62.7%, 34.5% and 32.7% of total product sales in fiscal 1996, 1995, and 1994, respectively. Silicon crystal growing systems typically sell at prices ranging between $350,000 and $1,000,000, depending on the size crystals to be grown and special features included in the systems.

            The Company continues to develop equipment and process technologies in several other areas in cooperation with major industrial companies and specific product specialists.


SIGNIFICANT CUSTOMERS

   In fiscal 1996, sales to two foreign customers in the Systems Division, Posco Huls Corporation ("PHC") and Taisil Electronic Materials Corporation ("Taisil"), totaled $24,603,000 and $14,254,000, or 33.7% and 19.5% respectively, of consolidated product sales. In fiscal 1995, sales to PHC totaled $6,209,000 and accounted for 18.2% of consolidated product sales. In fiscal 1994, sales to PHC in the amount of $5,667,000 accounted for 21.5% of consolidated product sales. Management believes that the loss of these customers, or their affiliates, could have a material adverse effect on its future results of operations.


COMPETITION

   The Company believes that its competitive advantage will continue to be dependent upon its trade secrets, know-how and ability to develop both ferrofluids for specific applications and technologically-advanced products which utilize ferrofluids. The Company believes that its competitive position with respect to its proprietary products, while aided by its patents, is not at present materially dependent upon them. The Company does, however, believe that several of its pending patents, if issued, could further strengthen its competitive position. The Company's ferrofluids are proprietary to the Company.

(i) MAGNETIC FLUIDS. Numerous other companies around the world supply various forms of magnetic fluids for commercial applications. Nevertheless, the Company, in conjunction with Ferrotec, its former Japanese subsidiary and licensee, supplies the vast majority of the world's commercial applications of ferrofluids and believes that its ferrofluids are the principal product used in applications utilizing magnetic fluids. The Company believes its principal competitor in the audio ferrofluid market is Ferrotec with respect to sales in the Pacific Rim.

(ii) SEALS AND SEALING SUBSYSTEMS. In semiconductor and other critical process industry applications, the Company's magnetic fluid sealing devices and sealing subsystems compete against traditional, non-ferrofluid based sealing methods marketed by other vendors, some of which are less expensive in terms of initial cost than the Company's products. In comparison to the Company, some of these firms have greater financial, marketing, technical or other resources available to them. In the Pacific Rim, the Company's licensees compete with other suppliers of magnetic fluid seals. In addition, one competitor in Japan ships seals into the United States; however, it represents a minor competitor to the Company's seals business in terms of relative market share.

      In industrial process applications, Ferrofluidics' sealing system competes with various nonmagnetic fluid sealing devices and sealing subsystems; however, the Company believes all other solutions are either more expensive or have higher maintenance costs and are not adequate at the stricter compliance levels mandated by the EPA.

(iii) CRYSTAL GROWING SYSTEMS. The Company is aware that there are currently two other companies worldwide that manufacture silicon crystal growing systems. These companies historically have had established market shares and are subsidiaries of larger corporations. In addition, several crystal producers, principally in Japan, manufacture their own growing systems through captive equipment affiliates. Of the total worldwide installed base of crystal growing systems, the Company estimates that approximately 40% are Ferrofluidics crystal growers. However, of the non-captive market for silicon crystal growing systems used in the production of 200 millimeter diameter wafers, the Company believes that it currently is the supplier with the greatest market share.

      There are a limited number of large customers for silicon crystal growing systems. The market is cyclical and even during "up" cycles, one or two suppliers generate most of the equipment sales. The Company during the past three years has shipped nearly 75 systems to customers in the U.S., Japan and the Pacific Rim. However, there is no assurance that these sales will continue. The need to develop new crystal growing systems technology, including larger diameter wafers, could require investment in research and development well into the future.


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

EMPLOYEES AND MARKETING

   The Company currently has approximately 300 employees worldwide, of which 249 are employed in the United States, 45 in Europe and 6 in Japan.

   In the United States, the Company markets all of its products through a direct field sales force and an applications engineering staff headquartered in Nashua, NH which is augmented by a third-party sales representative organization in the U.S and Europe with respect to its Components business. Abroad, products are sold in Europe through AP&T, the Company's wholly-owned subsidiary, in Japan through its wholly-owned subsidiary, Ferrofluidics Japan Corporation, and elsewhere in Europe and Asia through various sales representative and distributor relationships.


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

   During 1996, the Company increased its capacity for in-house precision machining through the establishment of a state-of-the-art machining center and the addition of a second shift of machine operators. This enhanced capability has proven to be critical in the ability to meet ever shortening lead times for delivery of component products to customers, in particular in Japan and Asia where the competition has historically dominated market share.

   Additionally, during 1996 and 1995, the Company substantially expanded its capacity for assembly and test of its crystal growing systems in order to meet the increasing order backlog for such systems.


OUTSIDE SUPPLIERS

   With respect to its sealing devices, the Company relies on outside suppliers to manufacture, to the Company's specifications, a substantial portion of its metal components requirements. The Company performs assembly and quality control procedures at its headquarters. If the Company's current suppliers were unable to continue to manufacture components, the Company believes that other suppliers would be available to do such work, although there is no guarantee that the Company would be able to obtain all of its supply requirements on comparable terms. The new in-house machining center, established in 1996, will begin to supply a portion of the Company's need for precision machined component parts, reducing its reliance on outside suppliers; however, it is not the intent of management to conduct all of the component production in-house.

   A substantial portion of the cost of the crystal growing systems, including electrical components and machined parts, are purchased from third-party suppliers. Wherever possible, the Company has made efforts to dual source critical component parts and subassemblies for the systems and believes that there are a number of other suppliers for these parts.

INDUSTRIAL PROPERTY RIGHTS

   The Company has a number of U.S. and foreign patents and patent applications for its seals, dampers, bearings and systems, with expiration dates from 1996 to 2006. In many cases, however, the Company relies more upon its trade secrets, know-how and ability to develop technological advances than patents to protect its technologies and products.

   The Company has registered trademarks for a logo design utilizing an "F" and for Ferrometic, Ferrofluidic, FerroSound, FerroSound-The solution is loud and clear, and Spin Technology.


INTERNAL RESEARCH AND DEVELOPMENT

   The Company's internal research and development effort is aimed at synthesizing proprietary ferrofluids and using the unique properties of magnetic fluid technology to develop new products and business opportunities. The Company spent (and charged to expense) $1,723,000, $1,479,000 and $1,237,000 in fiscal years 1996, 1995 and 1994, respectively, on the development of new products and the improvement of existing products.

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

   The Company is experimenting with new ferrofluids and seals for new higher speed and higher vacuum applications for new and existing markets. Additionally, the Company has developed a number of new technical advances in crystal growing systems, including laser melt level control and a continuous feed system for polysilicon. In 1996 the Company embarked on the development of a 300mm crystal puller in connection with an order received from a foreign customer.


BACKLOG

   As of June 30, 1996, the Company had a consolidated order backlog of $59,020,000, as compared to $37,756,000 at June 30, 1995. A comparative summary of the consolidated backlog by business segment is as follows:

                                            1996                   1995
                                            ----                   ----
        Systems                      $53,072,000            $32,406,000
        Components                     3,944,000              3,839,000
        Distributed Products           2,004,000              1,511,000
                                     -----------            -----------
        Total Backlog                $59,020,000            $37,756,000
                                     ===========            ===========

   Of the total backlog at June 30, 1996, approximately 57% is expected to ship during fiscal 1997.

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

   With respect to crystal growing systems, the Company generally offers a one-year warranty as to workmanship and materials from date of acceptance by the customer. Product refinement and increased field experience have continually reduced warranty costs on a per unit basis and warranty expenses have historically been within the reserves established by the Company.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

   Financial information with respect to the Company's industry segments is hereby incorporated by reference to Note I to the Consolidated Financial Statements in Item 8 of this report.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

   Financial information about the Company's foreign and domestic operations and export sales is hereby incorporated by reference to Note I of Notes to the Consolidated Financial Statements in Item 8 of this report.


ITEM 2.      PROPERTIES

   The Company's offices, engineering and manufacturing operation is located in Nashua, New Hampshire in a 71,000 square foot facility situated on approximately
4.5 acres of land owned by the Company. This land, the building, and substantially all the Company's machinery and equipment at its Nashua facility have been pledged as security against an industrial revenue bond. (See Notes A and E to the Consolidated Financial Statements in Item 8.)

   The Company and its subsidiaries lease office space, aggregating approximately 15,000 square feet, under varying terms in Oxford, England; Nurtingen, Germany; Madrid, Spain; and Tokyo, Japan.


ITEM 3.      LEGAL PROCEEDINGS

Securities and Exchange Commission
- ----------------------------------
   On February 19, 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period of January 1, 1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons have violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order is whether publicity about the Company, including research reports, were published without fully disclosing consideration given or received therefor. The order also indicates that the inquiry will examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities in public filings made by the Company (including the financial statements contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Since inception of the investigation, the Company has cooperated fully with the SEC's inquiry.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1996.


PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

   Ferrofluidics' Common Stock is traded on the Nasdaq National Market under the stock symbol "FERO". The following table sets forth the high and low closing transactions for the Common Stock of the Company for the fiscal periods indicated, as reported by the Nasdaq National Market.

               1996                          High               Low
               ----                          ----               ---
               7/1/95 - 9/30/95            14 3/8               9 1/2
               10/9/95 - 12/31/95          13 5/8               9 3/4
               1/1/96 - 3/31/96            11 5/8               8 5/8
               4/1/96 - 6/30/96            18 7/8               9 3/4

               1995
               ----
               7/1/94 - 9/30/94             6 1/8               4 3/4
               10/1/94 - 12/31/94           7 1/8               4 1/8
               1/1/95- 3/31/95              8 1/8               5 1/4
               4/1/95 - 6/30/95            10 1/4               5 1/4


   On August 31, 1996, the closing sale price for the Company's Common Stock, as reported by the Nasdaq National Market, was $11.25. On that date, there were approximately 3,357 holders of record of the common stock of the Company.

DIVIDEND POLICY

   The Company has never paid a cash dividend on its Common Stock. Its policy is to retain earnings and use funds for the operation and expansion of its business. Future dividend policy will be determined by the Board of Directors based upon the Company's earnings, financial condition and capital requirements.

ITEM 6:     SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data for the five years ended June 30, 1996, should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, in Item 8 of this report and with Management's
Discussion and Analysis of Financial Condition and Results of Operations in Item
7 of this report.

                                                                         Fiscal Years Ended June 30,
                                                                         ---------------------------
                                                   1996              1995             1994              1993              1992
                                                   ----              ----             ----              ----              ----
INCOME STATEMENT DATA:
- ---------------------
Net product sales                           $72,967,000       $34,149,000     $ 26,379,000      $ 32,905,000       $20,926,000
Royalty revenues                                      -             6,000           82,000           372,000           767,000
                                            -----------       -----------     ------------      ------------       -----------
Total net sales and revenues                 72,967,000        34,155,000       26,461,000        33,277,000        21,693,000

Engineering & product development expenses    4,440,000         3,410,000        3,390,000         3,129,000         1,757,000
Nonrecurring operating expenses (income)              -        (1,156,000)       3,108,000         8,594,000          (470,000)
Operating income (loss)                       4,937,000           943,000       (9,662,000)      (11,716,000)           35,000
Interest expense, net                          (443,000)         (406,000)        (356,000)         (254,000)         (567,000)
Income tax benefit (expense)                   (487,000)          322,000       (1,169,000)         (466,000)           30,000

Net income (loss)                           $ 3,820,000       $   889,000     $(10,713,000)     $(12,446,000)      $  (167,000)

PER SHARE DATA:
- --------------

Net income (loss)                                  $.61              $.16           $(2.00)           $(2.49)            $(.06)

Weighted average shares outstanding           6,313,045         5,563,160        5,366,350         5,005,120         3,008,916

BALANCE SHEET DATA:
- ------------------
Working capital                             $12,140,000       $ 7,811,000     $ (1,601,000)     $  6,775,000       $16,994,000
Total assets                                 43,639,000        39,529,000       32,508,000        36,884,000        35,209,000
Total liabilities                            23,937,000        23,748,000       21,325,000        15,107,000        11,678,000
Long-term debt                                5,000,000         5,036,000           28,000                 -         7,500,000
Stockholders' equity                         19,702,000        15,781,000       11,183,000        21,777,000        23,531,000


Note: (a) No dividends had been declared or paid during the five years ended June 30, 1996.

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

RESULTS OF OPERATIONS

Fiscal 1996 Versus Fiscal 1995:
- ------------------------------
     Record earnings were achieved in 1996 as the Company generated net income of $3,820,000, or $.61 per share, on approximately 750,000 greater shares outstanding as compared to $889,000, or $.16 per share, in 1995.

     In fiscal 1996, product revenues increased 114% to $72,967,000 from $34,155,000 in fiscal 1995. The overall increase in the Company's level of business can be directly attributed to the growth in the semiconductor industry in general, which accounts for all of its Systems segment and a substantial portion of its Components segment. The increases in revenues by segment is summarized as follows:

                                                1996                1995
                                                ----                ----
            Systems                      $45,741,000         $11,782,000
            Components                    18,827,000          14,125,000
            Distributed Products           8,399,000           8,248,000
                                         -----------         -----------
            Total Revenues               $72,967,000         $34,155,000
                                         ===========         ===========

     The increase in revenues from systems is attributed to increased demand for silicon wafers and the resulting increase in production capacity for the wafers. During 1996 and 1995, the Company received orders for over 100 of its model CZ-150 crystal growing system, which grows 200 millimeter diameter silicon ingots. Increases in the production of capital equipment by OEM's in the semiconductor industry has driven the demand for our component seals and sealing subsystems resulting in a 33% increase in consolidated revenues from the Components segment. Distributed Products, which principally serves the thin-film deposition industry, showed a modest 2% revenue increase in 1996.

     Total sales from the Company's European operations, AP&T, which includes the sale of the Company's components and fluid products in Europe, as well as comprising the Distributed Products segment, increased 13.4% to $12,702,000 in 1996 as compared to $11,201,000 in fiscal 1995. Sales by the Company's Japanese operation, FJC, totaled $568,000, up 93% from $294,000 in 1995. During 1996, FJC experienced a significant increase in its sales order activity for both components products and crystal growing systems. Total foreign sales increased over 150% to $54,080,000 in 1996 from $21,412,000 in 1995 due primarily to the shipment of crystal growing systems to large scale wafer fabrication facilities in Korea and Taiwan.

     Bookings in 1996 increased 66% to $94,231,000 from $56,911,000 in the prior year. Of the new business booked, $66,427,000 represented orders of crystal growing systems and related equipment, as compared to $35,700,000 in the prior year. Order backlog at June 30, 1996 totaled $59,020,000 as compared to $37,756,000 at June 30, 1995. The Company, in consultation with its primary customers, has rescheduled approximately one half of the shipments of crystal pullers initially scheduled for fiscal 1997 into fiscal 1998. However, the Company also expects that these delays will be partially offset during fiscal 1997 by anticipated increases in shipments to four leading international silicon wafer manufacturers. The major impact of the rescheduling is expected to occur in the first two quarters of fiscal 1997.

     There are certain factors that could cause actual results to differ materially from those anticipated by these statements made above. These include, but are not limited to, further rescheduling of existing crystal puller orders, additional crystal puller orders from existing or new customers, including those mentioned above, lack of new crystal puller orders from existing or new customers, increased revenues in the Company's other business, and a material change in the market conditions within the semiconductor industry.

     The consolidated gross margin for the year ended June 30, 1996 of 28.8% declined from the gross margin of 40.7% in the previous year due to the change in product mix of revenues. In 1996, 62.7% of consolidated revenues pertained to crystal growing systems, which generate lower gross margins, as compared to 34.5% in the prior year. Consolidated operating income, before general corporate expenses and nonrecurring operating income, improved in 1996 to 11.2% of product revenues as compared to 7.4% in 1995. Operating income in the Systems segment improved from 5.5% of revenues in 1995 to 10.8% in 1996. In the Components segment, operating income improved from 11.9% of revenues to 15.2%.

     The Company expended $4,440,000 during fiscal 1996 on engineering and product development, representing 6.1% of revenues compared to $3,410,000 or 10% of revenues in the preceding year. Of the total engineering and product development expenditures in fiscal 1996, $2,194,000 was in the Systems segment as compared to $1,135,000 in the prior fiscal year. The remaining balance of expenditures related to engineering and development of the Company's core products, including seals and fluids.

     Selling, general and administrative ("SG&A") expenses in 1996 increased $955,000 or 8.9% over that of 1995, but declined as a percent of revenues from 31.3% in 1995 to 16% in 1996. Contributing to the increase in SG&A expenses are increased warranty provisions and increased sales commissions to third parties. Also included in the increase in SG&A expenses is a $520,000 increase in general corporate expenses, which includes a $177,000 increase in non-cash stock related compensation.

     Interest income in 1996 was down from that in 1995 due principally to the cancellation of certain paid-up insurance policies on the life of a former executive officer which is more fully discussed in Note C to the Consolidated Financial Statements. Invested cash remained at low levels as a result of the need to finance the operations of the business. Interest expense of $580,000 is also down from the prior year due to the elimination of borrowings against the canceled insurance policies. See Note E to the Consolidated Financial Statements for a more complete discussion of the Company's debt obligations.

     The Company records translation and exchange gains and losses resulting from fluctuations of foreign currency as other income (expense). The net impact of currency translation and exchange was $33,000 and $260,000 of income in 1996 and 1995, respectively. Included in the income from currency translation in 1995 was a gain of approximately $245,000 which the Company realized upon the sale of its investment in Ferrotec (see Note B to the Consolidated Financial Statements). The balance of other income (expense) in 1996 and 1995 was principally amortization of bank financing costs.

     The income tax expense in 1996 of $487,000 is comprised principally of a provision for state and foreign income taxes on the Company's earnings and a federal alternative minimum tax provision. The tax provision in 1995 includes approximately $300,000 in various state and foreign taxes, offset by a benefit of approximately $615,000 resulting from the recording of a tax asset in Europe at AP&T reflecting that business's return to profitability from continuing operations. See Note D to the Consolidated Financial Statements for a more complete discussion of income taxes.

Fiscal 1995 Versus Fiscal 1994:
- ------------------------------

     In fiscal 1995, revenues increased 29% to $34,155,000 from $26,461,000 in fiscal 1994. Revenues from the Company's Systems segment increased 37% from $8,612,000 in 1994 to $11,782,000 in 1995. The Company's model CZ-150, which is capable of growing silicon ingots from which 200 millimeter diameter wafers are made, has received strong acceptance worldwide by silicon wafer manufacturers.
Worldwide revenues in the Company's Components business rose 25% from $11,285,000 in 1994 to $14,119,000 in 1995. The comparison of revenues by major product line within the Components segment is as follows:

                                            1995                1994
                                            ----                ----
          Seals                      $10,986,000         $ 8,822,000
          Bearings                       746,000             429,000
          Ferrofluid                   2,387,000           2,034,000
                                     -----------         -----------
          Total Components           $14,119,000         $11,285,000
                                     ===========         ===========

     Sales from the Company's European operations, AP&T, which includes the sale of the Company's core products in Europe as well comprising the Thin Film Deposition segment, increased 20% to $11,201,000 in 1995 as compared to $9,354,000 in fiscal 1994.

     The most important development in fiscal 1995, however, was the level of new orders received. Bookings in 1995 amounted to $56,911,000 (including $35,734,000 of orders for crystal growing systems) compared to $30,317,000 in 1994 (including $12,091,000 of systems orders). Backlog at June 30, 1995 totaled $37,756,000 (including $32,406,000 of crystal growing systems) compared to $14,613,000 at June 30, 1994 (including $8,162,000 of crystal growing systems).

     Consolidated gross margin for the year ended June 30, 1995 amounted to 40.7% of product sales as compared to 33.9% of product sales in the previous year. Higher production volumes in 1995 contributed to the improved gross margins through better absorption of overhead costs. Additionally, improved pricing and inventory and production management contributed to the improvement in overall gross margins in 1995. In addition, gross margins benefited from management's decision to discontinue the operations of VSE Vakuumtechnik GmbH ("VSE") an Austrian majority-owned company for which AP&T and the Company distributed products and which had experienced prolonged operating losses. The gross margin in 1994 reflected the impact of poor margins of VSE products and certain higher than normal warranty costs relating to the crystal growing systems and certain excess inventory charges pertaining to feedthrough seals.

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

     The Company expended $3,410,000 during fiscal 1995 on engineering and product development, representing 10% of net sales and revenues compared to $3,390,000 or 12.8% of net sales and revenues in the preceding year. Of the total amount expended in 1995, $1,930,000 represents design and applications engineering and $1,480,000 represents amount spent on the development of new products. In fiscal 1994, the design and applications engineering totaled $2,153,000 and the new product development totaled $1,237,000. Of the total fiscal 1995 engineering and product development expenditures, $1,135,000 was in the Systems segment as compared to $1,496,000 in the prior fiscal year. The remaining balance of expenditures related to engineering and development of the Company's core products, including seals and fluids.

     Selling, general and administrative ("SG&A") expenses decreased 12% from $12,133,000 in 1994 to $10,694,000 in fiscal 1995. The decline in SG&A expenses were principally the result of cost cutting measures undertaken at the Company's headquarters in Nashua, with approximately $150,000 of reductions in the Europe and Japan operations combined.

     Interest income in 1995 of $232,000 represents principally the income earned on certain paid-up insurance policies on the lives of former officers. Interest expense of $638,000 includes approximately $243,000 of interest on the Company's variable rate industrial revenue bond and approximately $140,000 in interest expense on amounts drawn on a revolving credit line. See Note E to the Consolidated Financial Statements for a more complete discussion of the Company's debt obligations. At June 30, 1995, there were no amounts outstanding against this revolving credit line. Additionally, the Company recorded $201,000 of interest expense pertaining to loans against certain keyman insurance policies, which are more fully discussed in Note C to the Consolidated Financial Statements.

Nonrecurring Operating Income (Expenses)
- ----------------------------------------

Settlement of Ferrotec Litigation
- ---------------------------------
     As more fully discussed in Note B to the Consolidated Financial Statements, on June 30, 1993, the Company consummated a series of new license and other agreements ending all litigation between the Company and Ferrotec Corporation ("Ferrotec"), its former Japanese subsidiary. Pursuant to these agreements, in August 1993, the Company received one billion Japanese Yen (approximately $9,500,000) in settlement of all claims against Ferrotec including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by the Company in connection with the litigation. The one billion Yen was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments. Also pursuant to the agreements, the Company acquired 125,000 shares of Ferrotec's common stock, approximately 16% of Ferrotec's outstanding stock, for one billion Japanese Yen, and was given a seat on Ferrotec's board of directors.

     Given that the transactions involved an exchange of identical amounts, it was treated as a nonmonetary transaction and, therefore, the value assigned to the settlement was equivalent to the fair market value of the Ferrotec shares acquired. The estimated fair value of the Ferrotec shares of $4,286,000 was recorded in the first quarter of 1994. In recognition of Ferrotec's losses during its fiscal year ended March 31, 1994, the Company established a valuation reserve against this investment and a corresponding charge to operations in the amount of $600,000, net of a translation gain of $258,000, in the fourth quarter of 1994 in the consolidated statement of operations. The resulting gain of $3,322,000, which is the $4,286,000, less the valuation reserve and expenses related to the transaction, has been recorded in the Statement of Operations for the year ended June 30, 1994.

Settlement of Class Action Lawsuit
- ----------------------------------
     On June 23, 1994, the Company and certain other parties to the shareholder litigation described in Note J to the Consolidated Financial Statements entered into a Stipulation of Settlement which provided for the settlement of all claims against the Company and certain other defendants. Following the preparation and execution of definitive settlement documents satisfactory to the settling parties, the Massachusetts Federal District Court approved the settlement as fair and reasonable and dismissed the case on August 19, 1994. In the settlement, the Company issued 600,000 freely tradable shares of the Company's Common Stock. The Company recorded its portion of the settlement and related expenses totaling $3,300,000 as a charge to nonrecurring operating charges in the third quarter of fiscal 1994 ($2,925,000 representing the estimated value of the 600,000 shares of the Company's common stock and $375,000 representing for legal and other costs). In the fourth quarter of 1994, the Company recorded an additional $225,000 charge to nonrecurring operating charges which adjusted the value of the shares to the approximate market price of the Company's common stock on August 19, 1994.

Management Restructuring
- ------------------------
     As more fully discussed in Note J to the Consolidated Financial Statements, in September 1993, the former chief executive officer retired from the Company and entered into a Termination Agreement with the Company, superseding his existing employment agreement. Pursuant to the Termination Agreement, the former CEO is receiving payments aggregating $725,000 over four years for making himself available to be used as a senior advisor to the Company during that period (the "Consultancy Period"), whether or not the Company elects to use his services. The Company has charged the entire $725,000 to nonrecurring operating expenses in the first quarter of fiscal 1994. Additionally, the Company incurred $175,000 of severance and other termination charges relating to the reduction of its executive management and operating staff in the first quarter of fiscal 1994.

Molecular BioQuest, Inc.
- ------------------------
     As more fully discussed in Note B to the Consolidated Financial Statements, in 1994 the Company advanced $300,000 to Molecular BioQuest, Inc. ("BioQuest") pursuant to certain commitments outstanding at the time. In April 1994, the Company entered into an agreement with BioQuest pursuant to which the Company paid an additional $175,000 in full satisfaction of all obligations to BioQuest and, in exchange, received ownership of 5% of the outstanding common stock of BioQuest. The entire $475,000 paid to BioQuest has been charged to operations in the first quarter of 1994, in recognition of BioQuest's undeveloped technology and its continued operating losses.

Other Charges
- -------------
     In 1994 the Company advanced $209,000 to Ferrofluidics Taiwan Corporation
(FTC), an affiliated sales representative in Taiwan, for operating purposes. In July 1994, the Company made an investment in FTC of $75,000, representing a 19.9% interest in that company. Of the combined investment in and advances made to FTC, $230,000 has been charged to nonrecurring operating expenses on the Consolidated Statement of Operations in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     In 1996, the operations of the business used $2,801,000 of cash, which was principally the result of the increase in accounts receivable and the decline in the balance of deposits from systems customers. Borrowings under the Company's revolving credit line were sufficient to finance $2,400,000 in capital expenditures, principally to fund expansion of the Company's Nashua, NH facility, as more fully described below. Cash receipts from the sale of crystal growing systems under large multi-unit contracts are typically received by the Company as certain milestones are met, including receipt of order, submission of accepted engineering drawings, shipment and final acceptance of the units. In 1996 and 1995, the Company received advance payments of $12,547,000 and $7,855,000, respectively. In order to secure its sources of supply for critical long lead inventory items, the Company has made advance payments to its vendors aggregating, the balance of which was $1,916,000 at June 30, 1996. The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At June 30, 1996, outstanding purchase commitments pursuant to these contracts totaled approximately $31,000,000.

     The ratio of current assets to current liabilities was 1.7 at the end of 1996, as compared to 1.4 at the end of 1995. Working capital at June 30, 1996 increased to $12,140,000 from $7,811,000 at June 30, 1995. Current assets increased, principally due to higher accounts receivable balances, despite improvement to receivable turnover of 7.2 times in 1996 as compared to 5.5 times in 1995. Inventory balances have remained relatively unchanged, however, increased business levels have enabled management to improve overall inventory turnover from 1.7 times in 1995 to 3.7 times in 1996.

     As noted above, a primary customer of the Company has delayed the delivery of certain crystal growing systems originally scheduled for fiscal 1997 into fiscal 1998. As a result, the Company is in the process of increasing its revolving line of credit with its bank from $2,500,000 to $7,500,000 in anticipation of the need to finance working capital during the delay in deliveries. In addition, management plans to make further improvements to production scheduling and timing of materials purchased in order to minimize the impact of the rescheduling and its need for bank borrowings. In addition, the Company, through its foreign subsidiaries, has various short-term facilities with local banks aggregating approximately $2,000,000. No borrowings were made under the foreign short-term facilities during 1996.

     Capital expenditures totaled $2,422,000 in 1996, as compared to $1,880,000 in 1995. During 1996 and 1995, the increase in the demand for the Company's crystal growing equipment necessitated an investment in plant and equipment in order to enhance the Company's production capacity. In addition, the capital expenditures in 1996 included an upgrade of its in-house machining capability, including the installation of state-of-the-art equipment for the fabrication of critical component parts. Also during 1996, the Company canceled certain key man life insurance policies on the life of a former chief executive officer which provided cash of $1,248,000.

     In 1995, the Company sold its investment in Ferrotec to several Japanese financial institutions for an aggregate price of (Y)362,500,000 (approximately $4.0 million) in cash, which enabled the Company to finance its capital additions during that year and still reduce its short-term bank borrowings outstanding. Additionally, during 1995, the Company received $350,000 in full satisfaction of a note receivable from the sale of a former subsidiary.

     The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB") that is subject to a variable rate of interest keyed to short-term non-taxable rates (at June 30, 1996, 4.2%), the proceeds of which were primarily used to fund the construction of the Company's Nashua, NH headquarters. The Company has a credit facility with its bank which provides the Company with total credit of approximately $7,900,000, $5,400,000 of which is in the form of a standby letter of credit for the Company's VRIRB, and $2,500,000 of which is a revolving credit facility for working capital purposes. The standby letter of credit has a term of five years with a fee of 1% per year and the revolving credit facility bears interest at prime rate plus 1% with a fee of 1/8% on the unused portion. At June 30, 1996, the entire $2,500,000 was outstanding against the revolving line of credit.

     During 1996, the Company borrowed $1,000,000, in the form of a demand note with its bank, for working capital purposes, which bears interest at prime rate plus 1%. During 1996, the Company also borrowed $800,000, in the form of an installment demand note with its bank, to finance capital expansion of its in-house machine shop, which bears interest at 9.75%. At June 30, 1996, the balance on this note was $748,000. In addition, the Company, through its wholly-owned foreign subsidiaries, has various short-term facilities with local banks totaling approximately $2,000,000 at June 30, 1996, pursuant to which no borrowings were made during 1996. The weighted average interest rates during 1996 on these facilities ranged from 8.3% to 12.9%.

     In 1996, the Company's financing activities consisted of $4,186,000 in various short-term borrowings, including its revolving line of credit. During 1995, financing activities used $2,658,000 in cash, principally representing the repayment of the outstanding balances on revolving lines of credit. With the significant advance payments received from its crystal grower customers in 1995, the Company was able to pay off its revolving credit lines.

     Management believes that current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet cash requirements in the year ahead.


EFFECTS OF INFLATION

     Inflation rates over the past three years have remained relatively low and, as a result, have not had a material impact on the financial results of the Company.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                          -----------------------------

                                                                         Page(s)

Reports of Independent Auditors..........................................  21-22

Consolidated Balance Sheets as of June 30, 1996 and 1995.................     23

Consolidated Statements of Operations for each of the three years
      in the period ended June 30, 1996..................................     24

Consolidated Statements of Stockholders' Equity for each
      of the three years in the period ended June 30, 1996...............     25

Consolidated Statements of Cash Flows for each of the three years
      in the period ended June 30, 1996..................................     26

Notes to Consolidated Financial Statements...............................  27-47

                         Report of Independent Auditors
                         ------------------------------


To the Stockholders and Directors of Ferrofluidics Corporation

We have audited the accompanying consolidated balance sheet of Ferrofluidics Corporation as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule, for the year ended June 30, 1996, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ferrofluidics Corporation at June 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       /s/ Ernst & Young LLP

Manchester, New Hampshire
September 3, 1996

                        Report of Independent Accountants
                        ---------------------------------


To the Stockholders and Directors of Ferrofluidics Corporation

We have audited the accompanying consolidated balance sheet of Ferrofluidics Corporation as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1995 and the financial statement schedule listed in
Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ferrofluidics Corporation at June 30, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                             /s/ Coopers & Lybrand L.L.P.

Manchester, New Hampshire
August 31, 1995

                            FERROFLUIDICS CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                          June 30, 1996 and June 30, 1995

ASSETS                                                                                   1996            1995
- ------                                                                                   ----            ----
Current Assets:
     Cash and cash equivalents                                                   $  1,701,000    $  1,563,000
     Accounts receivable - trade, less allowance
      of $320,000 ($357,000 in 1995)                                               12,757,000       7,774,000
     Inventories                                                                   13,829,000      14,130,000
     Advances to suppliers                                                          1,916,000       2,145,000
     Prepaid and other current assets                                                 672,000         514,000
                                                                                 ------------    ------------
Total Current Assets                                                               30,875,000      26,126,000
                                                                                 ------------    ------------
Property, plant and equipment, at cost, net
     of accumulated depreciation of $9,583,000 ($8,895,000 in 1995)                 8,784,000       8,116,000

Cash value of life insurance, net                                                   1,731,000       2,976,000
Other assets, net                                                                   2,249,000       2,311,000
                                                                                 ------------    ------------
TOTAL ASSETS                                                                     $ 43,639,000    $ 39,529,000
                                                                                 ============    ============

LIABILITIES
- -----------
Current Liabilities:
     Bank notes payable                                                           $ 4,262,000               -
     Accounts payable                                                               6,366,000     $ 5,318,000
     Customer deposits                                                              4,368,000       9,403,000
     Accrued expenses and other current liabilities                                 3,739,000       3,594,000
                                                                                 ------------    ------------
Total Current Liabilities                                                          18,735,000      18,315,000
                                                                                 ------------    ------------

Long term debt obligations                                                          5,000,000       5,036,000
Other liabilities                                                                     202,000         397,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
- --------------------
Preferred stock, $.001 par value, authorized
     100,000 shares, issued and outstanding, none                                           -               -
Common stock, $.004 par value, authorized
     12,500,000 shares, outstanding -- 6,060,902
     (5,997,198 in 1995)                                                               24,000          24,000
Additional paid-in capital                                                         35,871,000      35,485,000
Accumulated deficit                                                               (15,643,000)    (19,463,000)
Currency translation adjustments                                                     (550,000)       (265,000)
                                                                                 ------------    ------------
Total Stockholders' Equity                                                         19,702,000      15,781,000
                                                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 43,639,000    $ 39,529,000
                                                                                 ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                                                1996             1995             1994
                                                                                ----             ----             ----

Net sales and revenues                                                   $72,967,000      $34,155,000     $ 26,461,000
Cost of sales                                                             51,941,000       20,264,000       17,492,000
                                                                         -----------      -----------     ------------
Gross profit                                                              21,026,000       13,891,000        8,969,000

Operating expenses:
     Engineering and product development expense                           4,440,000        3,410,000        3,390,000
     Selling, general and administrative expense                          11,649,000       10,694,000       12,133,000
     Nonrecurring operating (income) expenses                                      -       (1,156,000)       3,108,000
                                                                         -----------      -----------     ------------
Operating income (loss)                                                    4,937,000          943,000       (9,662,000)

Interest income                                                              137,000          232,000          224,000
Interest expense                                                            (580,000)        (638,000)        (580,000)
Other income (expense), net                                                 (187,000)          30,000          474,000
                                                                         -----------      -----------     ------------
Income (loss) before income taxes                                          4,307,000          567,000       (9,544,000)

Income taxes (benefit)                                                       487,000         (322,000)       1,169,000
                                                                         -----------      ------------    ------------
Net Income (Loss)                                                        $ 3,820,000      $   889,000     $(10,713,000)
                                                                         ===========      ===========     ============

Net Income (Loss) per common share:
     Net Income (Loss)                                                          $.61             $.16           $(2.00)
                                                                                ====             ====           ======
Weighted average common and
     common equivalent shares outstanding                                  6,313,045        5,563,160        5,366,350



The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                       Common Stock        Additional                       Currency
                                                       ------------           Paid-In     Accumulated    Translation
                                                    Shares   Par Value        Capital         Deficit    Adjustments
                                                 ---------   ---------    -----------    ------------   ------------
BALANCE, JUNE 30, 1993                           5,363,821     $21,455    $32,041,000    $ (9,639,000)  $   (646,000)

Issuance of common stock for:
     Options and warrants exercised                    812           3          4,000               -              -
     Employee stock purchase plan                    2,316           9         16,000               -              -
Restricted stock plan, charge to operations              -           -         48,000               -              -
Net loss                                                 -           -              -               -    (10,713,000)
Current year translation adjustments                     -           -              -               -         51,000
                                                 ---------     -------    -----------    ------------   ------------
BALANCE, JUNE 30, 1994                           5,366,949      21,467     32,109,000     (20,352,000)      (595,000)
                                                 ---------     -------    -----------    ------------   ------------

Issuance of common stock for:

     Settlement of shareholder class action suit   600,000       2,400      3,148,000               -              -
     Restricted stock plan, charge to operations    38,385         154        290,000               -              -
Redemption of stock for taxes                       (8,136)        (33)       (62,000)              -              -
Net income                                               -           -              -         889,000              -
Current year translation adjustments                     -           -              -               -        330,000
                                                 ---------     -------    -----------    ------------   ------------
BALANCE, JUNE 30, 1995                           5,997,198      23,988     35,485,000     (19,463,000)      (265,000)
                                                 ---------     -------    -----------    ------------   ------------

Issuance of common stock for restricted
     stock plan, charge to operations               70,878         284        467,000               -              -
Redemption of stock for taxes                       (7,174)        (28)       (81,000)              -              -
Net income                                               -           -              -       3,820,000              -
Current year translation adjustments                     -           -              -               -       (285,000)
                                                 ---------     -------    -----------    ------------   ------------
BALANCE, JUNE 30, 1996                           6,060,902     $24,244    $35,871,000    $(15,643,000)  $   (550,000)
                                                 =========     =======    ===========    ============   ============



The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                                           1996              1995             1994
                                                                           ----              ----             ----
     Cash flows from operating activities:
     Net income (loss)                                              $ 3,820,000       $   889,000     $(10,713,000)
     Adjustments to reconcile net income (loss) to cash flow
       provided by (used in) operating activities:
         Depreciation and amortization                                1,145,000         1,030,000        1,150,000
         Deferred taxes (credits)                                             -          (615,000)         176,000
         Provision for doubtful accounts                                 28,000          (397,000)        (107,000)
         Increase in cash surrender value                                (3,000)         (202,000)        (579,000)
         Gain on sale of fixed assets                                    (9,000)           (4,000)         (90,000)
         Stock related compensation                                     467,000           290,000           48,000
         Nonrecurring operating charges                                       -                 -          450,000
         Translation (gains) losses                                     460,000          (241,000)        (336,000)
         Gain on settlement with licensee, net of allowances                  -                 -       (3,411,000)
         Other                                                          (36,000)          205,000          (42,000)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions of businesses:
         Accounts receivable                                         (5,691,000)       (2,753,000)       1,358,000
         Inventories                                                    134,000        (3,710,000)      (1,379,000)
         Prepaid and other current assets                              (900,000)       (2,047,000)         296,000
         Accounts payable and accrued expenses                        1,857,000           330,000        2,446,000
         Customer deposits                                           (4,073,000)        7,855,000        1,539,000
         Settlement reserve                                                   -                 -        3,150,000
                                                                    -----------       -----------     ------------
Net cash provided by (used in) operating activities                  (2,801,000)          630,000       (6,044,000)
                                                                    -----------       -----------     ------------
Cash flows from investing activities:
     Proceeds from cancellation of key man policies                   1,248,000                 -                -
     Proceeds from notes receivable                                           -           350,000          125,000
     Sale of investment in affiliate                                          -         3,991,000                -
     Restricted cash                                                          -                 -         (449,000)
     Acquisition of property, plant and equipment                    (2,422,000)       (1,880,000)        (785,000)
     Proceeds from sales of assets                                       34,000           753,000          202,000
                                                                    -----------       -----------     ------------
Net cash provided by (used in) investing activities                  (1,140,000)        3,214,000         (907,000)
                                                                    -----------       -----------     ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                   -                 -           20,000
     Redemption of industrial revenue bond                                    -                 -       (2,500,000)
     Payments under capital lease obligations                           (76,000)          (72,000)               -
     Proceeds from borrowing of cash surrender value                          -           189,000        2,927,000
     Short-term borrowings, net                                       4,262,000        (2,775,000)         823,000
                                                                    -----------       -----------     ------------
Net cash provided by (used in) financing activities                   4,186,000        (2,658,000)       1,270,000
                                                                    -----------       -----------     ------------
Effect of currency rate changes on cash                                (107,000)           55,000          (46,000)
                                                                    -----------       -----------     ------------
Net increase (decrease) in cash and cash equivalents                    138,000         1,241,000       (5,727,000)
                                                                    -----------       -----------     ------------
Cash and cash equivalents at beginning of year                        1,563,000           322,000        6,049,000
                                                                    -----------       -----------     ------------
Cash and cash equivalents at end of year                            $ 1,701,000       $ 1,563,000     $    322,000
                                                                    ===========       ===========     ============

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
- ------------
   Ferrofluidics Corporation (the "Company") is a multinational company engaged principally in developing, manufacturing and marketing ferrofluids (magnetic fluids), rotary sealing devices based on or derived from its proprietary ferrofluid technology, and systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military and advanced materials markets. Information on the Company's operations by segment and geographic area are included in Note I.

   Approximately 85% of the Company's sales were attributable to the semiconductor industry, which can experience cyclical fluctuations. A prolonged decline in the semiconductor industry could have a material adverse effect on the Company's operating results.

Principles of Consolidation
- ---------------------------
   The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates
- ----------------
   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
- -------------------------
   Cash and cash equivalents consist of cash on hand, money market funds and commercial paper with original maturities of less than 90 days.

Fair Value of Financial Instruments
- -----------------------------------
   The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and short-term and long-term debt, approximate fair value.

Concentration of Credit Risk
- ----------------------------
   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

   The Company performs ongoing credit evaluations of its customers' financial condition and, under certain conditions, requires collateral from its foreign unaffiliated customers in the form of irrevocable letters of credit. With regard to the Company's Components segment, concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many different geographical regions. In the Company's Crystal Growing Systems segment, two affiliated Pacific Rim customers accounted for 53.8% and 31.2%, respectively, of that segment's fiscal 1996 net sales and 7.2% and 13.9%, respectively, of gross consolidated accounts receivable at June 30, 1996. One of these customers has provided the Company with an irrevocable letter of credit as security for payment.

   Additionally, the Company has made advance payments to suppliers for inventory aggregating $1,916,000 at June 30, 1996.

Inventories
- -----------
   Inventories are stated at the lower of cost (first-in, first-out) or market.
Inventories are comprised of the following elements at June 30, 1996 and 1995:

                                                        1996            1995
                                                        ----            ----
         Raw materials and purchased parts       $ 6,845,000     $ 8,018,000
         Work-in-process                           3,188,000       2,634,000
         Finished goods                            3,796,000       3,478,000
                                                 -----------     -----------
                                                 $13,829,000     $14,130,000
                                                 ===========     ===========

      The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At June 30, 1996, outstanding purchase commitments pursuant to these contracts totaled approximately $31,000,000.

Property, Plant and Equipment
- -----------------------------
        Property, plant and equipment are recorded at cost. Depreciation on machinery and equipment and furniture and fixtures is computed on a straight-line method over estimated useful lives of three to eight years; leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvements. Depreciation on buildings and building improvements is computed using the straight-line method over estimated lives of ten to thirty years. Depreciation charges for assets begin in the month subsequent to the asset being placed in service.

        Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts. Gains or losses on disposition are reflected in other income (loss) at the time of disposition.

        Property, plant and equipment consisted of the following at June 30, 1996 and 1995:

                                                                   1996            1995
                                                                   ----            ----
        Land                                                $   321,000     $   321,000
        Buildings and improvements                            6,633,000       6,573,000
        Machinery and equipment                               4,420,000       4,717,000
        Furniture, fixtures and vehicles                      5,263,000       4,307,000
        Construction in process                               1,730,000       1,093,000
                                                            -----------     -----------
                                                             18,367,000      17,011,000
        Less:  Accumulated depreciation and amortization      9,583,000       8,895,000
                                                            -----------     -----------
                                                            $ 8,784,000     $ 8,116,000
                                                            ===========     ===========

Intangible Assets
- -----------------
        At June 30, 1996, the Company had goodwill (included in other assets) resulting from the acquisition in fiscal 1989 of AP&T GmbH of $1,211,000 that is being amortized over a 16 year life on a straight line basis. Accumulated amortization as of June 30, 1996 amounted to $508,000.

        All other intangible assets, including patents and trademarks, are recorded at cost and amortized on a straight-line basis over their estimated useful lives, generally ten years.

Income Taxes
- ------------
        Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

        Taxes are not provided on undistributed income of subsidiaries not consolidated for U.S. tax purposes as it is intended that such earnings will remain invested in those companies or, if distributed, the tax effect would not be material. As of June 30, 1996, each of these subsidiaries had an accumulated loss.

Revenue Recognition
- -------------------
   The Company generally recognizes product revenue upon shipment of products to the customer; royalty revenue is recognized as it is earned.

Product Development and Advertising Expenses
- --------------------------------------------
        Product development expenditures are charged to expense when first incurred. The Company incurred $1,723,000, $1,479,000 and $1,237,000 in product development during 1996, 1995 and 1994, respectively.

Translation of Foreign Currencies
- ---------------------------------
        The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts of foreign subsidiaries whose functional currency is other than the U.S. dollar have been translated at year-end exchange rates. Income statement amounts have been translated at average exchange rates during the year. Translation gains and losses have been accumulated as a separate component of stockholders' equity. Translation gains and losses of foreign subsidiaries whose functional currency is the U.S. dollar have been charged directly to operations as incurred.

Foreign Exchange Contracts
- --------------------------
        The Company from time to time enters into foreign exchange contracts as a hedge against certain debts denominated in a foreign currency. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those debts. At June 30, 1996, there were no foreign exchange contracts outstanding.

Other Income (Expense)
- ----------------------
        Other income (expense) consisted of the following for the years ended
June 30, 1996, 1995 and 1994:

                                               1996             1995              1994
                                               ----             ----              ----
        Translation gain (loss), net      $(460,000)       $ 241,000         $ 336,000
        Exchange gain (loss), net           493,000           19,000          (144,000)
        Gain on sale of fixed assets          9,000            4,000            90,000
        Other                              (229,000)        (234,000)          192,000
                                          ---------        ---------         ---------
                                          $(187,000)       $  30,000         $ 474,000
                                          =========        =========         =========

Stock Based Compensation
- ------------------------
        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, except for restricted stock awards (See Note H), recognizes no compensation expense for the stock option grants.

Earnings (Loss) Per Share
- -------------------------
        Net income per share for fiscal 1996 and 1995 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents. Net loss per share for 1994 is based on the weighted average number of common shares outstanding as the inclusion of common stock equivalents would have been antidilutive.

Statement of Cash Flows
- -----------------------
        For the years ended June 30, 1996, 1995 and 1994, cash payments for income taxes amounted to $290,000, $121,000 and $1,200,000, respectively. Cash payments for interest in each of the three years amounted to $421,000, $427,000 and $624,000, respectively.

        Significant non-cash investing, financing and operating activities during the three years ended June 30, 1996 were as follows:

        During 1996, the Company transferred its ownership in certain single premium, paid-up life insurance policies on the life of a former CEO to the former CEO. At the time of the transfer, the policies had a gross cash value of approximately $2,300,000, against which the Company had outstanding borrowings in the amount of approximately $1,300,000, and an offset for amounts due the former CEO of approximately $1,000,000. As the policies had no net carrying value to the Company, the transfer was treated as a noncash transaction (See Notes C and J). Also during 1996, the Company transferred certain equipment with a net book value of $488,000 into inventory.

        In August 1993, the Company received one billion Japanese Yen (approximately $9,500,000) in settlement of all claims against Ferrotec Corporation ("Ferrotec", formerly Nippon Ferrofluidics Corporation) including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by the Company in connection with the litigation. Also pursuant to the agreements, the Company acquired 125,000 shares of Ferrotec's common stock, approximately 16% of Ferrotec's outstanding stock, for one billion Japanese Yen, and was given a seat on Ferrotec's board of directors. Given that the transactions involve an exchange of identical amounts, it was treated as a noncash transaction (See Note B).

Impact of Recently Issued Accounting Standards
- ----------------------------------------------
        In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of the adoption will be material.

Fourth Quarter Adjustments
- --------------------------
The Company made adjustments to its financial statements in the fourth quarter ended June 30, 1996, including approximately $970,000 in valuation adjustments to its inventories and approximately $400,000 pertaining to the reduction in certain accruals for management bonuses.


B.      INVESTMENT IN AFFILIATES

Ferrotec Corporation
- --------------------
        On June 30, 1993, the Company consummated a series of new license and other agreements ending all litigation between the Company and Ferrotec Corporation ("Ferrotec", formerly Nippon Ferrofluidics Corporation), its former Japanese subsidiary. Pursuant to these agreements, in August 1993, the Company received one billion Japanese Yen (approximately $9,500,000) in settlement of all claims against Ferrotec including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by the Company in connection with the litigation. The one billion Yen was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments. Also pursuant to the agreements, the Company acquired 125,000 shares of Ferrotec's common stock, approximately 16% of Ferrotec's outstanding stock, for one billion Japanese Yen, and was given a seat on Ferrotec's board of directors.

        Given that the transactions involved an exchange of identical amounts, it was treated as a nonmonetary transaction and, therefore, the value assigned to the settlement was equivalent to the fair market value of the Ferrotec shares acquired. The estimated fair value of the Ferrotec shares of $4,286,000 was recorded in the first quarter of 1994. In recognition of Ferrotec losses during its fiscal year ended March 31, 1994, the Company established a valuation reserve against this investment in the amount of $600,000, net of a translation gain of $258,000, in the fourth quarter of 1994 in the consolidated statement of operations.

        Under the new license agreement, effective upon signing of the agreements: (i) Ferrotec was granted a worldwide license with respect to Ferrofluidic[Registered Trademark] exclusion seals for computer disc drive memories; (ii) Ferrofluidics retains its worldwide exclusive rights to its Ferrofluidic[Registered Trademark] environmental sealing system, and (iii) both companies will have nonexclusive rights to market vacuum rotary feedthrough seals and ferrofluids in Asia.

        In the fall of 1994, management began discussions with Ferrotec to find a buyer for the 125,000 shares after concluding a financial interest in Ferrotec was not strategically in the best interest of the Company. In March 1995, the Company completed the sale of its 125,000 shares of Ferrotec common stock to several Japanese financial institutions for an aggregate price of [Yen]362,500,000 (approximately $4,000,000) in cash. The sale generated a gain of approximately $245,000, principally the result of currency translation, which has been included in other income in the consolidated statement of operations for the year ended June 30, 1995.

Molecular BioQuest, Inc.
- ------------------------
        During 1993, the Company entered into a series of agreements with Molecular BioQuest, Inc. ("BioQuest"), a privately-owned company principally engaged in the development and manufacture of biotechnology products. Under the agreements, the Company provided certain consulting services and BioQuest purchased 100,000 shares of the Company's common stock in exchange for a note convertible into 10% of BioQuest's outstanding common stock. The transaction was accounted for as an investment in BioQuest, which was valued at $1,650,000, the fair value of the 100,000 shares of the Company's common stock on that date. In addition, the Company committed to make available to BioQuest a line of credit of $825,000, as well as an additional loan of up to $750,000 in exchange for a note convertible into additional common stock of BioQuest. During fiscal 1993, the investment in BioQuest was reduced by a charge against earnings of $1,594,000 representing undeveloped technology and the Company's share of BioQuest's operating losses since the date of investment.

        In April 1994, the Company entered into an agreement with BioQuest pursuant to which: (i) the Company paid $175,000 in full satisfaction of all obligations to BioQuest ($300,000 had previously been advanced under the commitment discussed above), (ii) the Company's options to acquire additional shares of BioQuest were canceled and (iii) it received 5% of the outstanding common stock of BioQuest. Under this agreement, the obligation of BioQuest under the convertible debenture was canceled, it was entitled to retain the 100,000 shares of Ferrofluidics common stock and was required to restrict its use of the name "The Ferrofluid Company" in the future. The entire $475,000 paid to BioQuest was charged to operations in the first quarter of 1994, in recognition of BioQuest's undeveloped technology and its continued operating losses.

VSE
- ---
        In September 1994, management decided to discontinue the operations of VSE, its majority owned subsidiary in Austria, due to prolonged operating losses and its inability to compete effectively in the standard vacuum-valve industry. In the process of liquidating the subsidiary, VSE went into technical receivership and, in October, the minority owner acquired the business out of receivership and assumed all of its liabilities. The loss from operations of VSE in fiscal 1995 until the date of abandonment of $205,000, in addition to the one-time gain on the abandonment of $61,000, have been presented on the Consolidated Statement of Operations for the year ended June 30, 1995 as nonrecurring operating charges.

VAT Vakuumventile, GmbH
- -----------------------
        In November 1994, the Company entered into a fifteen-year agreement with VAT Vakuumventile, GmbH ("VAT"), a Swiss vacuum-valve manufacturer, pursuant to which VAT has been granted exclusive right to utilize certain rotary feedthrough sealing technology of the Company in exchange for $1,300,000 in cash. During October and November 1994, the Company received an aggregate of $1,300,000 in cash payments pursuant to this arrangement and has recorded the payments as nonrecurring operating income in the Consolidated Statement of Operations for fiscal 1995.

Ferrofluidics Taiwan Corporation
- --------------------------------
        In May 1993, the Company entered into an agreement with Junsun Technologies, Inc., a Taiwanese distributor of semiconductor process equipment, to form Ferrofluidics Taiwan Corporation ("FTC"), which would distribute Ferrofluidics products in Taiwan, Korea, and Peoples Republic of China. The Company acquired a 19.9% interest in FTC for $75,000 and agreed to fund the start-up and FTC's first year operating costs. Pursuant to this agreement, the Company advanced, and charged to nonrecurring operating expenses, $85,000 and $230,000 in 1993 and 1994, respectively. The Company is not obligated to make any further advances and has entered into negotiations with FTC to have its investment of $75,000 returned in exchange for the 19.9% interest. In 1995, the Company established new third party distribution relationships in Taiwan for its products and has discontinued its association with FTC.

C.      CASH VALUE OF LIFE INSURANCE

        During fiscal 1988 and 1989, the Company invested an aggregate of $5,000,000 in six single premium life insurance policies on the lives of Dr. Ronald Moskowitz, a former CEO, and Mr. Frank Bloom, a former CFO. The policies yielded a minimum guaranteed rate of return of 6.0%, less a nominal charge for the cost of insurance. Under the terms of certain insurance loan agreements relating to these policies, this former CEO and CFO were given the right to borrow specified amounts annually from the insurance company, to a specified date, and the former officers' estates were beneficiaries of the policies to the extent of their respective borrowing rights. Such allowable borrowings approximated the earnings accruing to the Company under the policies. At June 30, 1995, outstanding borrowings by this former CEO under the policies, including accrued interest, approximated $2,354,000 and approximately $151,000 of additional amounts could be borrowed. The Company has not recognized earnings under these policies to the extent they were subject to the executive borrowing rights.

        During fiscal 1991 and 1992, the Company entered into agreements with the aforementioned former officers permitting the officers to deposit amounts with the Company equivalent to the amounts borrowed or borrowable from the insurance company by them. Deposited amounts were, under certain circumstances, repayable by the Company to such former officers upon their death or the surrender of the policies. At June 30, 1995, approximately $1,407,000 was reflected as an offset to the cash surrender value of these policies in recognition of these deposited amounts.

        During 1996, the Company entered into a settlement agreement with Dr. Moskowitz which, among other things, required the transfer of ownership in two of these policies to the former CEO and the cancellation of the remaining two policies on his life. The transferred policies had no carrying value on the Company's books and, accordingly, the Company did not incur a charge on the transfer. Upon cancellation of the other two policies, the Company received the net cash value of approximately $1,248,000 (See Note J).

        At June 30, 1996, the remaining two policies on the life of the former CFO had an aggregate cash value of $1,783,000, against which the Company had $1,751,000 in loans and accrued interest outstanding at an interest rate of 8%. In addition, the Company has recorded the cash surrender value of other key man life insurance policies under split-dollar agreements with the aforementioned former CEO of $1,699,000 and $1,696,000 at June 30, 1996 and 1995, respectively. This former CEO's estate is the principal beneficiary of the aggregate face value of these policies of approximately $8,000,000, from which the Company will receive, upon death or surrender, an amount approximating the cash surrender value of the policies at that time.

D.   INCOME TAXES

        Income (loss) before income taxes for the years ended June 30, 1996, 1995 and 1994 was taxed in the following jurisdictions:

                                          1996               1995               1994
                                          ----               ----               ----
         Domestic                   $4,000,000         $1,012,000        $(8,000,000)
         Foreign                       307,000           (445,000)        (1,544,000)
                                    ----------         ----------        -----------
         Total                      $4,307,000         $  567,000        $(9,544,000)
                                    ==========         ==========        ===========

Significant components of the provision for income taxes (benefit) is as follows:

        Current:
            Federal                   $133,000                  -                  -
            State                      233,000          $  20,000         $   20,000
            Foreign                    121,000            273,000            973,000
                                      --------          ---------         ----------
        Total current                  487,000            293,000            993,000
                                      --------          ---------         ----------

        Deferred:
            Federal                          -                  -            176,000
            State                            -                  -                  -
            Foreign                          -           (615,000)                 -
                                      --------          ---------         ----------
        Total deferred                       -           (615,000)           176,000
                                      --------          ---------         ----------
        Total                         $487,000          $(322,000)        $1,169,000
                                      ========          =========         ==========

        The income tax expense in 1996 of $487,000 is comprised principally of a provision for state and foreign income taxes on the Company's earnings and a federal alternative minimum tax provision. The deferred tax benefit in 1995 is principally the result of net adjustments to the valuation allowance relating to the foreign deferred tax asset in the amount of $615,000. The current provision of $293,000 in 1995 is principally related to a reserve for income taxes at a foreign subsidiary. The income tax provision in 1994 is primarily attributable to foreign taxes paid in connection with the Company's settlement with Ferrotec and changes in the deferred tax asset valuation allowance.

        The following is a reconciliation between the statutory provision for federal income taxes and the effective income taxes for the years ended June 30, 1996, 1995 and 1994:

                                                            1996              1995            1994
                                                            ----              ----            ----
        Income tax expense (benefit)
            at federal statutory rate                $ 1,464,000       $   193,000     $(3,245,000)
        Change in valuation allowance                 (1,180,000)       (1,629,000)      3,469,000
        Settlement of stockholders' class
            action suit                                        -         1,247,000               -
        State income tax, net of federal tax benefit     153,000            20,000          20,000
        Foreign income taxes at differing
            statutory rates                               17,000          (342,000)        973,000
        Other                                             33,000           189,000         (48,000)
                                                     -----------       -----------     -----------
        Income tax expense (benefit)                 $   487,000       $  (322,000)    $ 1,169,000
                                                     ===========       ===========     ===========

The components of the net deferred tax asset as of June 30, 1996 and 1995 was as follows:

                                                                       1996                 1995
                                                                       ----                 ----
        Deferred tax assets:
            Net operating loss carryforwards                   $  9,789,000         $ 11,163,000
            Capital loss carryforward                             1,766,000            1,808,000
            Compensation related                                    235,000              391,000
            Investment writedowns                                   612,000              617,000
            Reserves                                                160,000              297,000
            Inventory                                             1,016,000              900,000
            Research & development credits                           82,000              174,000
            Alternative minimum tax credits                         172,000                    -
            Foreign tax credits                                     873,000              873,000
            Other                                                   340,000              157,000
                                                               ------------         ------------
        Total deferred tax assets                                15,045,000           16,380,000

        Valuation allowance for deferred tax assets             (13,049,000)         (14,229,000)
                                                               ------------         ------------
        Net deferred tax assets                                   1,996,000            2,151,000
        Deferred tax liabilities:
            Depreciable assets                                   (1,191,000)          (1,155,000)
            Other                                                  (190,000)            (381,000)
                                                               ------------         ------------
        Total deferred tax liabilities                           (1,381,000)          (1,536,000)
        Net deferred tax asset (included in other assets)      $    615,000         $    615,000
                                                               ============         ============

        FASB Statement No. 109, Accounting for Income Taxes, requires a valuation reserve against deferred assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $13,049,000 has been established.

        As of June 30, 1996, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000, and for foreign income tax purposes of approximately $2,750,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital. Foreign tax credits of $873,000 expire at various dates through 1999.

E.      SHORT TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

        As of June 30, 1996 and 1995, the Company and its subsidiaries have the following debt obligations outstanding:

                                                             1996            1995
                                                             ----            ----
        Revolving line of credit                       $2,500,000               -
        1984 Industrial Revenue Bond                    5,000,000      $5,000,000
        Bank notes                                      1,762,000          36,000
                                                       ----------      ----------
                                                        9,262,000       5,036,000
        Less: current portion of debt obligations       4,262,000               -
                                                       ----------      ----------
        Long term debt obligations                     $5,000,000      $5,036,000
                                                       ==========      ==========

        In fiscal 1985 and 1986, the Company secured long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB") and a $2,500,000 Fixed Rate (7.25%) Industrial Revenue Bond ("FRIRB" and together with the VRIRBs, the "IRBs"), respectively. The VRIRB is subject to a variable rate of interest generally keyed to short-term nontaxable rates, and has a seven day call feature. The interest rate at June 30, 1996 was 4.2%. The proceeds from these bonds were used to fund the construction of the Company's Nashua, New Hampshire facility and the purchase of machinery and equipment. The VRIRB is payable in full on September 1, 2004 and is guaranteed by a bank standby letter of credit (through August 15, 1998) for which substantially all of the Company's assets are pledged as collateral.

        In December 1993, upon expiration of the standby letter of credit for the $2,500,000 FRIRB, the bonds were redeemed and the letter of credit was drawn upon, repaying the bondholders in full. The Company borrowed against certain keyman insurance contracts to satisfy the resulting obligations to its banks.

        On June 30, 1994, the Company entered into a new credit facility with its bank which provides the Company with total credit of approximately $7,900,000, including approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 VRIRB, and a $2,500,000 revolving line of credit for working capital purposes. The stand-by letter of credit has a term of five years with a fee of 1% per year and the revolving line of credit carries an interest rate of prime rate plus 1% with a fee of 1/8% on the unused portion. The credit facility is collateralized by substantially all of the assets of the Company. At June 30, 1996, the entire $2,500,000 was outstanding against the revolving line of credit. The average balance outstanding during 1996 amounted to $1,250,000. The interest rate on the revolving line at June 30, 1996 was 9.25%.

        During 1996, the Company borrowed $1,000,000, in the form of a demand note with its bank, for working capital purposes to supplement the revolving line of credit which was fully borrowed. The note is payable on demand and bears interest at prime plus 1% (9.25% at June 30, 1996) and is collateralized by substantially all of the assets of the Company. In addition, during 1996, the Company borrowed $800,000 in the form of a installment note with its bank in order to finance the capital expansion of its in-house machine shop. The note, which is payable upon demand, is being amortized in 59 monthly installments of $16,899 with a final payment on January 25, 2001 of $21,151. This note bears interest at 9.75% and is collateralized by the machinery and equipment acquired. At June 30, 1996, the balance on this note was $748,000.

        In addition, the Company, through its wholly-owned foreign subsidiaries, has various short-term facilities with local banks totaling approximately $2,000,000 at June 30, 1996. No borrowings were made against these short-term facilities during 1996. The weighted average interest rates during the year on these facilities ranged from 8.3% to 12.9% and the interest rates at June 30, 1996 ranged from 7.0% to 11.5%.


F.   COMMITMENTS AND CONTINGENCIES

        The Company has entered into operating leases for office space and equipment. Future minimum lease payments for the five years subsequent to fiscal 1996 amount to: $421,000 in 1997; $154,000 in 1998; $106,000 in 1999; $99,000 in
2000; and $92,000 in 2001. Rent expense under operating leases amounted to $459,000 in 1996, $336,000 in 1995 and $349,000 in 1994. The Company also leases approximately 11,000 square feet of its headquarters in Nashua to a third party. Due to increasing space needs, the Company has terminated the lease, effective October 1, 1996, in exchange for payment to the tenant of $100,000, which will be charged to operations during fiscal 1997. The Company will receive minimum lease payments of $28,000 in 1997.

        During 1995, the Company acquired $210,000 in computer hardware and software under a capital lease. The lease has a term of 36 months and expires in July 1998. The Company made payments totaling $81,000 in 1996 and will make future lease payments of $81,000 in 1997 and $7,000 in 1998.

        As part of the sale in June 1990 of the Company's former UK subsidiary, AF Technologies, the Company agreed to provide a guarantee of the lease of AF Technologies' facility. On June 26, 1992, the Company entered into a new agreement with the landlord of the property, whereby the Company would provide a British Pound Sterling ([pound]) 300,000 guarantee, over the next ten years, for a new tenant under the lease, allowing AF to vacate the premises and relocate to a less expensive location. On July 2, 1992, the Company deposited [pound]300,000 into an escrow account, which currently earns interest at a rate of 2.2%, pursuant to the terms of the guarantee and was recorded as restricted cash at June 30, 1996. The Company will be relieved of this obligation before the ten year expiration date upon the new tenant attaining certain minimum pretax operating results over any three consecutive year period. The Company has provided a reserve in the amount of $265,000 against this restricted cash in recognition of the uncertainty surrounding the ultimate collectibility of the cash.

        At June 30, 1996, the Company had possible indemnification liabilities to its former CFO in connection with the single premium, paid-up life insurance policies described in Note C. The unrecorded portion of this contingent liability ranges from a nominal amount to $150,000.


G.   COMMON STOCK

        At June 30, 1996, an aggregate of 943,575 shares of the Company's common stock had been reserved for issuance in connection with the nonqualified and incentive stock option plans, the restricted stock plan and stock purchase warrants outstanding (See Note H).

Shareholder Rights Plan
- -----------------------

        On August 3, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock of the Company to stockholders of record as of the close of business on August 19, 1994 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company, upon the occurrence of certain events, a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share (the "Preferred Stock"), at a cash exercise price of $25.00 per Unit (the "Exercise Price"), subject to adjustment.

        The rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Rights Agreement, the Rights become exercisable (i) if a person becomes an "acquiring person" by acquiring 15% or more of the outstanding shares of common stock, (ii) if a person who owns 10% or more of the common stock is determined to be an "adverse person" by the Board of Directors, or (iii) if a person commences a tender offer that would result in that person owning 15% or more of the common stock. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a Right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of the Company's preferred stock which are equivalent to such number of shares of common stock having a value of twice the then-current exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

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


H.   EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan
- ----------------------------
        An aggregate of 35,000 shares of common stock is issuable pursuant to the Company's 1983 Employee Stock Purchase Plan, dated July 21, 1983 (the "Stock Purchase Plan"). Under the Stock Purchase Plan, non-officer eligible employees may acquire common stock through authorized payroll deductions.

        The Stock Purchase Plan provides for shares to be purchased four times a year, on the last business day of each quarterly payment period at a purchase price of 85% of the fair market value of the shares on the lower of the first or the last day of the fiscal quarter. The maximum number of shares that an eligible participant is allowed to purchase in any year is the lesser of 1,000 shares or the number of whole shares equal in value to 15% of the participant's compensation divided by the option price. The Stock Purchase Plan will terminate when all, or substantially all, of the unissued shares of common stock reserved for the purpose of the plan have been purchased, or earlier if the plan is terminated by the Board of Directors. As of June 30, 1996, 31,727 shares of the Company's common stock had been purchased pursuant to this plan.

Non-Qualified and Incentive Stock Option Plans
- ---------------------------------------------
        The Company has a Non-Qualified Stock Option Plan for its employees which was adopted in 1984 (the "1984 Plan"). During fiscal year 1995, the 1984 Plan's term expired and, accordingly, no further shares may be granted thereunder. The exercise price of the options granted under the plan is not less than the fair market value of the stock at the date of the grant. Under the 1984 Plan, 800,000 shares of the Company's common stock were made available for grant.

        In June 1995, the Board of Directors adopted the Ferrofluidics Corporation 1995 Non-Qualified Stock Option Plan (the "1995 Plan") with the intention of replacing options that had been granted under the 1984 Plan which were expected to expire during 1996. Neither directors nor employees of the Company who are subject to the provisions of Section 16 of the Securities and Exchange Act of 1934 are eligible to participate in the 1995 Plan and awards under the 1995 Plan consist only of nonqualified options to purchase shares of the Company's common stock. Under the 1995 Plan, 100,000 shares of the Company's common stock were made available for grant.

        On June 13, 1995, the Board of Directors adopted, and the stockholders approved, the Ferrofluidics Corporation 1995 Stock Option and Incentive Plan (the "1995 Incentive Plan"). Awards under the 1995 Incentive Plan include stock options (both incentive options and nonqualified options), stock appreciation rights, restricted and unrestricted stock, performance shares and dividend equivalent rights. The Board of Directors has authorized 750,000 shares of the Company's common stock for issuance pursuant to the 1995 Incentive Plan.

        Generally, options granted by the Company are exercisable at rates of 25% to 100% per year commencing one or two years after the date of the grant, and expire from five to ten years from the grant date. A summary of the changes in outstanding stock options under the three plans discussed above for the three years ended June 30, 1996 is set forth below:

                                                       Shares                                       Price Range
                                      -------------------------------------------------------       ------------
                                                                     "1995
                                      "1984 Plan"   "1995 Plan"  Incentive Plan"      Total
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1993                379,855             -                -      379,855       $5.00-$16.76
Granted                                         -             -                -            -
Canceled/expired                         (125,275)            -                -     (125,275)       5.00- 16.00
Exercised                                    (812)            -                -         (812)       5.00-  9.13
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1994                253,768             -                -      253,768       $5.00-$16.76
Granted                                         -             -          255,550      255,550        9.13-  9.63
Canceled/expired                          (13,640)            -                -      (13,640)       5.00- 16.76
Exercised                                       -             -                -            -
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1995                240,128             -          255,550      495,678       $5.00-$15.25
Granted                                     4,125        71,921           21,000       97,046        9.75- 10.25
Canceled/expired                          (56,324)                        (1,000)     (57,324)       5.00-  9.13
Exercised                                       -             -                -            -
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1996                187,929        71,921          275,550      535,400       $5.00-$15.25
                                      =======================================================

Restricted Stock Plan
- ---------------------
        In 1994, the Board of Directors adopted, and the stockholders approved, the Ferrofluidics Corporation 1994 Restricted Stock Plan (the "Restricted Stock Plan"). Persons eligible to participate in the Restricted Stock Plan are those full or part-time officers and other employees of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. Under the Restricted Stock Plan, the maximum number of shares of common stock that may be reserved and authorized for issuance by the Board of Directors cannot exceed 5% of the total number of outstanding shares of common stock at the time of any award of restricted stock. At June 30, 1996, the Board of Directors had reserved and authorized 302,000 shares of common stock for issuance, which represents not more than 5% of the outstanding shares of common stock as of that date. The grants are valued at the fair market value of the common stock on the date of grant and vest at a rate of 33-1/3% per year commencing one year from the date of grant. The charge to operations in connection with these restricted stock awards for the years ended June 30, 1996, 1995 and 1994 amounted to $467,000, $290,000 and $48,000, respectively.

        A summary of the changes in outstanding shares of restricted stock for the years ended June 30, 1996, 1995 and 1994 is set forth below:

                                                                    Shares
                                                                    ------

        OUTSTANDING, JUNE 30, 1993                                       -
            Granted                                                143,264
            Forfeited                                              (22,168)
            Vested                                                       -
                                                                   -------
        OUTSTANDING, JUNE 30, 1994                                 121,096
            Granted                                                102,580
            Forfeited                                               (5,940)
            Vested                                                 (38,385)
                                                                   -------
        OUTSTANDING, JUNE 30, 1995                                 179,351
            Granted                                                 40,000
            Forfeited                                               (3,400)
            Vested                                                 (70,878)
                                                                   -------
        OUTSTANDING, JUNE 30, 1996                                 145,073
                                                                   =======

Stock Purchase Warrants
- -----------------------
      Stock purchase warrants have been granted by the Board of Directors to officers, directors, key employees and to consultants of the Company, with the exercise price of the warrant not less than the fair market value of the stock on the date of grant. At June 30, 1996, 1995 and 1994, 259,829 shares, 281,267 shares and 296,142 shares, respectively, of common stock were reserved for issuance upon the exercise of outstanding stock purchase warrants at prices, and subject to expiration dates, as set forth below.

                       S h a r e s
  ---------------------------------------------------
  JUNE 30, 1996      June 30, 1995      June 30, 1994        Price         Expiration Date
  -------------      -------------      -------------        -----         ---------------
              -                  -              1,250       $13.28         July 11, 1994
              -                  -              8,500        18.00         November 13, 1994
              -                  -              2,500        12.28         November 30, 1994
              -                  -              2,625        13.13         May 22, 1995
              -             10,000             10,000         8.50         September 3, 1995
              -              9,188              9,188         5.00         October 10, 1995
              -              4,250              4,250        10.00         March 13, 1996
              -             12,500             12,500         9.13         April 30, 1996
          3,000              3,000              3,000        14.50         September 29, 1996
         37,329             37,329             37,329         5.00         October 10, 1996
         17,500             17,500             17,500        14.00         February 4, 1997
         17,500             17,500             17,500        14.50         February 24, 1997
         40,000             40,000             40,000        15.60         February 24, 1997
         47,500             47,500             47,500        15.63         June 18, 1997
         62,500             62,500             62,500        11.75         August 31, 1997
         20,000             20,000             20,000        11.00         October 27, 1997
         14,500                  -                  -         9.75         October 10, 2000
        -------            -------            -------
        259,829            281,267            296,142
        =======            =======            =======

        A summary of the changes in outstanding stock purchase warrants for the three years ended June 30, 1996 is set forth below:

                                                             Shares             Price Range
                                                             ------             -----------

        OUTSTANDING, JUNE 30, 1993                          405,392         $ 5.00 - $18.00
            Granted                                               -                       -
            Canceled/expired                               (109,250)         10.00 -  16.00
            Exercised                                             -                       -
                                                           --------
        OUTSTANDING, JUNE 30, 1994                          296,142         $ 5.00 - $18.00
            Granted                                               -                       -
            Canceled/expired                                (14,875)         12.28 -  18.00
            Exercised                                             -                       -
                                                           --------
        OUTSTANDING, JUNE 30, 1995                          281,267         $ 5.00 - $15.63
            Granted                                          14,500                    9.75
            Canceled/expired                                (35,938)          5.00 -  10.00
            Exercised                                             -                       -
                                                           --------
        OUTSTANDING, JUNE 30, 1996                          259,829         $ 5.00 - $15.63
                                                           ========

      At June 30, 1996, 247,329 warrants are exercisable at prices ranging from $5.00 - $15.63. During 1997, an additional 12,500 warrants will become exercisable at $11.75.

Deferred Income (401-K) Plan
- ----------------------------
      The Company has an elective employees savings plan for all eligible employees. Ferrofluidics Corporation Tax Savings and Deposit and Investment Plan (the "401-k Plan") is a qualified trust under Section 401(a) of the Internal Revenue Code and is, therefore, exempt from federal income taxes under the provisions of Section 501(a). The 401-k Plan allows an employee to contribute between 1% and 20% of his or her salary and bonus to the 401-k Plan, up to a maximum of $9,500 (for calendar 1996) per year (subject to annual adjustments based on increases in the consumer price index over the 1988 base year). In December 1993, the Board of Directors approved an annual Company match, effective January 1, 1994, of 50% of an employee's contribution of up to 4% of the employee's salary. In 1996 and 1995, the Company made matching contributions to the Plan, and corresponding charges to operations, in the amounts of $208,000 and $92,000 respectively. No contributions were made in fiscal 1994. The 401-k Plan consists of two equity funds, a fixed income fund, a balanced fund and a money market fund, and participants may choose to split their investments among funds.

I.   INDUSTRY SEGMENT AND GEOGRAPHICAL AREA INFORMATION

   The Company's operations are conducted in three industry segments: component products utilizing ferrofluid technology, including ferrofluids for audio loudspeakers and nondestructive testing and sensing, rotary sealing devices and bearings (collectively, "components"); crystal growing systems and related products; and thin film deposition products manufactured and/or distributed by AP&T. Sales between segments and geographic enterprises are accounted for at cost plus a reasonable profit.

   Segment operating profit (loss) includes all costs and expenses directly related to the segment. General corporate expenses principally represent the costs associated with managing all industry segments and cannot be specifically identified with a particular industry segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash, notes receivable, deferred income tax assets, certain fixed assets, and other non-current assets, including cash surrender value of life insurance, net of loans, in the amount of $1,731,000 and $2,976,000 at June 30, 1996 and 1995, respectively.

   For the year ended June 30, 1996, two affiliated foreign customers, Posco Huls Corporation ("PHC") and Taisil Electronic Materials Corporation ("Taisil"), accounted for $24,603,000 and $14,254,000, respectively, of product revenues in the Crystal Growing Systems industry segment. For the years ended June 30, 1995 and 1994, PHC accounted for $6,209,000 and $5,667,000 of revenues, respectively, in the Crystal Growing Systems industry segment.

   The following table presents financial information for the Company's industry segments for the years ended June 30, 1996, 1995 and 1994. All amounts are expressed in thousands of dollars.


                                                               FERROFLUIDIC PRODUCTS
                                                               ---------------------
                                                                             CRYSTAL
                                                                             GROWING       THIN FILM
                                                              COMPONENTS     SYSTEMS      DEPOSITION      CONSOLIDATED
                                                              ----------     -------      ----------      ------------

Year ended June 30, 1996:
- -------------------------
Sales to unaffiliated customers                                  $18,827     $45,741          $8,399           $72,967
                                                                                                               =======

Segment operating profit                                           2,854       4,957             387           $ 8,198
General corporate expenses                                                                                      (3,261)
                                                                                                               -------
Operating Income                                                                                               $ 4,937
                                                                                                               =======

Net identifiable assets                                           15,843      19,018           2,777           $37,638
General corporate assets                                                                                         6,001
                                                                                                               -------
Total Assets                                                                                                   $43,639
                                                                                                               =======

Depreciation and amortization                                        794         172             179
Capital expenditures                                               1,790         414             218

Year ended June 30, 1995:
- -------------------------
Sales to unaffiliated customers                                  $14,119     $11,782          $8,248           $34,149
Royalty revenues                                                       6           -               -                 6
                                                                 -------     -------          ------           -------
Total net sales and revenues                                      14,125      11,782           8,248           $34,155
                                                                                                               =======
Segment operating profit                                           1,682         646             200           $ 2,528
General corporate expenses                                                                                      (2,741)
Nonrecurring operating income, net                                                                               1,156
                                                                                                               -------
Operating Income                                                                                               $   943
                                                                                                               =======
Net identifiable assets                                           12,594      16,191           3,585           $32,370
General corporate assets                                                                                         7,159
                                                                                                               -------
Total Assets                                                                                                   $39,529
                                                                                                               =======
Depreciation and amortization                                        715         168             132
Capital expenditures                                               1,885          73             138

Year ended June 30, 1994:
- -------------------------
Sales to unaffiliated customers                                  $11,285     $ 8,612          $6,482           $26,379
Royalty revenues                                                      82           -               -                82
                                                                 -------     -------          ------           -------
Total net sales and revenues                                      11,367       8,612           6,482           $26,461
                                                                                                               =======
Segment operating profit (loss)                                   (1,449)     (2,018)           (434)          $(3,901)
General corporate expenses                                                                                      (2,653)
Nonrecurring operating income (expense), net                                                                    (3,108)
                                                                                                               -------
Operating Loss                                                                                                 $(9,662)
                                                                                                               =======
Net identifiable assets                                           16,310       6,819           3,589           $26,718
General corporate assets                                                                                         5,790
                                                                                                               -------
Total Assets                                                                                                   $32,508
                                                                                                               =======
Depreciation and amortization                                        823         148             179
Capital expenditures                                                 494         127             164

         The following is a summary of certain financial data by geographic areas:

                                                UNITED STATES       EUROPEAN     JAPANESE
                                                   OPERATIONS     OPERATIONS   OPERATIONS     ELIMINATIONS       TOTAL
                                                   ----------     ----------   ----------     ------------       -----

Year ended June 30, 1996
- ------------------------
Sales to unaffiliated domestic customers              $18,887              -            -                -     $18,887
Sales to unaffiliated foreign customers                40,835        $12,702        $ 543                -      54,080
Sales to subsidiaries                                   3,922              -           25          $(3,947)          -
                                                      -------        -------        -----          -------     -------
         Total net sales and revenues                  63,644         12,702          568           (3,947)    $72,967
                                                                                                               =======

Geographic operating profit (loss)                      8,459            587         (829)              (19)   $ 8,198
General corporate expenses                                                                                      (3,261)
                                                                                                               -------
         Operating Income                                                                                      $ 4,937
                                                                                                               =======
Net identifiable assets                                33,393          4,208        1,450           (1,413)    $37,638
General corporate assets                                                                                         6,001
                                                                                                               -------
         Total Assets                                                                                          $43,639

Year ended June 30, 1995:
- -------------------------
Sales to unaffiliated domestic customers              $12,737              -            -                -     $12,737
Sales to unaffiliated foreign customers                 9,919        $11,201        $ 292                -      21,412
Sales to subsidiaries                                   l,691              -            2          $(1,693)          -
Royalty and other revenues                                  6              -            -                -           6
                                                      -------        -------        -----          -------     -------
         Total net sales and revenues                  24,353         11,201          294           (1,693)    $34,155
                                                                                                               =======
Geographic operating profit (loss)                      2,882            510         (826)             (38)    $ 2,528
General corporate expenses                                                                                      (2,741)
Nonrecurring operating income, net                                                                               1,156
                                                                                                               -------
         Operating Income                                                                                      $   943
                                                                                                               =======
Net identifiable assets                                28,107          4,917          247             (901)    $32,370
General corporate assets                                                                                         7,159
                                                                                                               -------
         Total Assets                                                                                          $39,529
                                                                                                               =======

Year ended June 30, 1994:
- -------------------------
Sales to unaffiliated domestic customers              $10,150              -            -                -     $10,150
Sales to unaffiliated foreign customers                 6,778        $ 9,354        $  97                -      16,229
Sales to subsidiaries                                   l,360              -           48          $(1,408)          -
Royalty and other revenues                                 82              -            -                -          82
                                                      -------        -------        -----          -------     -------
         Total net sales and revenues                  18,370          9,354          145           (1,408)    $26,461
                                                                                                               =======
Geographic operating profit (loss)                     (2,358)          (620)        (949)              26     $(3,901)
General corporate expenses                                                                                      (2,653)
Nonrecurring operating gains and charges, net                                                                   (3,108)
                                                                                                               -------
         Operating Income                                                                                      $(9,662)
                                                                                                               =======
Net identifiable assets                                21,952          5,127          236             (597)    $26,718
General corporate assets                                                                                         5,790
                                                                                                               -------
         Total Assets                                                                                          $32,508

J.      LITIGATION

Shareholder Class Action Lawsuits
- ---------------------------------
        In August and September 1993, four actions were brought against the Company and certain of its officers and former officers. Each of these actions was sought on behalf of classes of persons who purchased the Company's securities during the period from March 30, 1992 through September 3, 1993. These actions alleged violations of federal securities law, fraud and deceit and negligent misrepresentation based upon alleged misrepresentations in certain statements made by the Company in various public documents. The actions were consolidated in the federal district court in Massachusetts on March 9, 1994.

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

Securities and Exchange Commission
- ----------------------------------
        On February 19, 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period of January 1, 1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons have violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order is whether publicity about the Company, including research reports, was published without fully disclosing consideration given or received therefore. The order also indicates that the inquiry will examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities in public filings made by the Company (including the financial statements contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Since the inception of this investigation, the Company has cooperated fully with the SEC's inquiry.

Former Management
- -----------------

        In March 1993, a special committee of three outside directors was appointed by the Company's Board of Directors to conduct an internal investigation, with the assistance of counsel retained by that committee. After investigating the matters raised in the SEC's inquiry and related issues, the special committee called a special meeting of the Board of Directors, to be held on August 30, 1993, for the purpose of considering the removal of Dr. Ronald Moskowitz as Chairman, Chief Executive Officer, and all other offices he held with the Company on the grounds that he had taken various improper actions. At the August 30 meeting, Dr. Moskowitz was granted a three week period, until September 20, 1993, to respond to the special committee's charges. On September 15, 1993, five days before the Board of Directors was to reconvene to consider the removal of Dr. Moskowitz, the Company announced that he had retired from the Company and that the Company and Dr. Moskowitz had entered into a Termination Agreement that superseded his previous employment agreement. Pursuant to the agreement, the former CEO was to receive payments aggregating $725,000 over the four years ended June 30, 1997 for making himself available to be used, at the Company's sole discretion, as a senior advisor to the Company during that period. During this period, the former CEO was to be available to render such services as the Company may reasonably request, provided, however, that he was to receive the agreed upon payments whether or not the Company elects to use his services. The Company charged the entire $725,000 to nonrecurring operating charges in fiscal 1994. During 1996, 1995 and 1994, the Company made cash payments under this agreement totaling $37,000, $200,000 and $275,000, respectively.

        In September 1995, the Company and the former CEO entered into a agreement (the "Settlement Agreement") to amend the Termination Agreement and accelerate the termination of his relationship with the Company. Among other things, the Settlement Agreement required (i) the extension of the former CEO's covenant not to compete to June 30, 2000, (ii) a payment to the former CEO of $196,000 in full satisfaction of the $213,000 in remaining payments owed him under the Termination Agreement, (iii) a payment to the former CEO of $150,000 in full satisfaction of a $200,000 legal indemnification, and (iv) the transfer, to the former CEO, of the Company's ownership in two single premium, paid-up life insurance policies on his life (See Note C).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information called for by this Item 9 was previously reported in a Current Report on Form 8-K filed with the SEC on November 28, 1995, as amended by a Current Report on Form 8-K/A filed with the SEC on December 8, 1995, and in a Current Report on Form 8-K filed with the SEC on December 14, 1995.

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

(a)   FINANCIAL STATEMENT SCHEDULES
      for the years ended June 30, 1996, 1995 and 1994               PAGE

      Schedule II - Valuation and Qualifying Accounts                  55

      Financial statement schedules other than that listed above are omitted because they are either not required or not applicable or the required information is shown in the financial statements or notes thereto. The above financial schedule does not include discontinued operations.

(b)   REPORTS ON FORM 8-K
      -------------------

No reports on Form 8-K have been filed by the Company during the last quarter of the year ended June 30, 1996.

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

3.4 Articles of Amendment, filed November 21, 1985, further increasing the authorized shares of Common Stock (incorporated by reference to Exhibit 4E to the Registrant's Registration Statement on Form S-2 (Registration No. 33-1000), filed October 18, 1985)

3.5 Articles of Amendment, filed November 25, 1987, eliminating certain liabilities of directors and reducing the vote required to effect certain corporate actions (incorporated by reference to Exhibit 4E to the Registrant's Form 10-K for the year ended 6/30/88)

3.6 Articles of Amendment, filed November 14, 1989, effecting reverse stock split and amending terms of Preferred Stock (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-33736), filed March 5, 1990 (the "1990 Registration Statement")

3.7 By-Laws of the Registrant (incorporated by reference to Exhibit 4G to the Registrant's Form 10-K for the year ended 6/30/90)

3.8 Certificate of Vote of Directors Establishing the Series A Junior Participating Cumulative Preferred Stock, par value $.001 per share, dated August 3, 1994.(1)

4.1 Shareholder Rights Agreement, dated as of August 3, 1994, between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Registrant's current report on Form 8-K dated August 3, 1994)

10.1 Revolving Loan and Security Agreement, dated June 30, 1994, by and among the Registrant and Bank of New Hampshire.(1)

10.2 Letter of Credit Reimbursement Agreement, dated June 30, 1994 made by Ferrofluidics Corporation in favor of Bank of New Hampshire.(1)

10.3 Guarantee Agreement, dated June 30, 1994, between the Registrant, the Business Finance Authority of the State of New Hampshire and Bank of New Hampshire.(1)

10.4 Interbank Letter of Credit Agreement, dated June 30, 1994, between Bank of New Hampshire, a New Hampshire trust company and BayBank, a Massachusetts trust company.(1)

10.5 Master Term Note, dated June 30, 1994, by and among the Registrant and Bank of New Hampshire.(1)

10.6    Ferrofluidics Corporation Amended and Restated 1994 Restricted Stock
        Plan.(3)

10.7 Stipulation of Settlement, dated June 23, 1994, IN RE FERROFLUIDICS CORPORATION SECURITIES LITIGATION, Civil Action No. 93-11976PBS, United States District Court, District of Massachusetts.(1)

10.8 Order and Final Approval of Settlement and Final Judgment, dated August 19, 1994, IN RE FERROFLUIDICS CORPORATION SECURITIES LITIGATION, Civil Action No. 93-11976PBS, United States District Court, District of Massachusetts.(1)

10.9 Release and Settlement Agreement, dated April 13, 1994, between the Registrant and Molecular BioQuest, Incorporated.(1)

10.11 Amendment Agreement, dated December 23, 1987, to 1985 Letter of Credit Reimbursement Agreement and 1984 Letter of Credit Reimbursement Agreement between the Registrant and Fleet National Bank (incorporated by reference to Exhibit 10I to the Registrant's Form 10-K for the year ended 6/30/89)

10.14 Loan and Trust Agreement, dated September 1, 1984, among the Registrant, The Industrial Development Authority of the State of New Hampshire and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1984)

10.15 Assignment, Assumption and Amendment Agreement, dated June 18, 1991, by and among the Registrant, Chase Manhattan Capital Markets Corporation and Fleet Norstar Securities, Inc. (incorporated by reference to Exhibit 10OO to the Registrant's Form 10-K for the year ended 6/30/91)

10.16 Amendment Agreement, dated October 13, 1990, to 1984 Letter of Credit Reimbursement Agreement and 1985 Letter of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10ZZ to the Registrant's Form 10-K for the year ended 6/30/90)

10.17 Escrow, Pledge and Security Agreement dated January 31, 1991, made by the Registrant in favor of State Street Bank and Trust Company, as Trustee, and Fleet National Bank (incorporated by reference to Exhibit
        10.36 to the 1991 Registration Statement)

10.18 Amended and Restated Employment Agreement, dated May 17, 1996, between the Registrant and Paul F. Avery, Jr.(3)

10.19 Amended and Restated Employment Agreement, dated May 17, 1996, between the Registrant and Salvatore J. Vinciguerra.(3)

10.21 License Agreement, dated February 27, 1987, between the Registrant, Ferrofluidics GmbH and Ferrofluidics, Ltd. (incorporated by reference to the Exhibit to the Registrant's Form 8-K dated 5/13/87)

10.22 Deed relating to repayment of a promissory note dated August 25, 1994 by and among the Registrant, Rumpack Limited and Arbuthnot Latham and Co., Ltd.(1)

10.23 Release and discharge of certain guarantees and debentures and a Stock Pledge Agreement dated August 25, 1994 by and among the Registrant and Rumpack Limited and Arbuthnot Latham and Co., Ltd.(1)

10.24 Ferrofluidics Corporation Amended and Restated 1995 Stock Option and Incentive Plan.(3)

10.25 Ferrofluidics Corporation Amended and Restated 1995 Non-Qualified Stock Option Plan.(3)

10.35 Form of Stock Purchase Agreement between the Registrant and certain Selling Stockholders (incorporated by reference to Exhibit 10.53 to Amendment No. 1, filed April 9, 1992, to the Registrant's Registration Statement on Form S-3 (Registration No. 33-46888), filed April 1, 1992 (the "April 1992 Registration Statement")

10.36 Form of Stock Purchase Agreement between the Registrant and certain Selling Stockholders (incorporated by reference to Exhibit 10.54 to Amendment No. 2, filed April 30, 1992, to the April 1992 Registration Statement)

10.37 Form of Stock Purchase Agreement between the Registrant and certain Selling Stockholders (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the April 1992 Registration Statement)

10.55 Termination Agreement, dated November 25, 1993, between Registrant and Fuji Seiki, Inc. for the purpose of termination of The Patent, Technical Information and Trademark License Agreement, dated March 30, 1993, between the Registrant and Fuji Seiki, Inc.(2)

10.56 Preferred Vendor Agreement, dated November 30, 1993, between the Registrant and Fuji Seiki, Inc.(2)

10.57 Patent, Technical Information and Trademark License Agreement, dated November 30, 1993, between the Registrant and Fuji Seiki, Inc.(2)

10.58 Agreement, dated March 8, 1993, among the Registrant, Fuji Seiki, Inc., VSE Austria GmbH, and AP&T GmbH for the purchase of 80% of VSE GmbH by AP&T GmbH.(2)

10.59 Letter Agreement, dated September 15, 1993, between the Registrant and Dr. Ronald Moskowitz concerning Dr. Moskowitz' retirement from Ferrofluidics.(2)

10.60 Employment Agreement, dated October 1, 1993, between the Registrant and Paul F. Avery, Jr.(2)

10.61   Amendment No. 1 To Employment Agreement between the Registrant and Paul
        F. Avery, Jr., dated November 15, 1993.(2)

10.62 Indemnification Agreement, dated October 1, 1993, between the Registrant and Alvan F. Chorney.(2)

10.63 Indemnification Agreement, dated October 1, 1993, between the Registrant and Stephen P. Morin.(2)

10.64 Severance Agreement dated October 1, 1993, between the Registrant and Alvan F. Chorney.(2)

10.66 Amended and Restated Insurance Loan Agreement, dated June 30, 1991, between the Registrant and Ronald Moskowitz (incorporated by reference to Exhibit 10R to the Registrant's Form 10-K for the year ended 6/30/91)

10.67 Amended and Restated Insurance Loan Agreement, dated May 31, 1989, between the Registrant and Frank Bloom (incorporated by reference to Exhibit 10.37 to the 1990 Registration Statement)

10.68 Form of Common Stock Purchase Warrant -- directors and key employees (incorporated by reference to Exhibit 10T to the Registrant's Form 10-K for the year ended 6/30/88)

10.69 Form of Common Stock Purchase Warrant -- employees (incorporated by reference to Exhibit 10U to the Registrant's Form 10-K for the year ended 6/30/88)

10.70 1984 Non-Qualified Stock Option Plan, as amended through December 15, 1992.(2)

10.71 1983 Employee Stock Purchase Plan, as amended through December 14, 1990 (incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1, filed January 23, 1991, to the Registrant's Registration Statement on Form S-8 (Registration No. 2-95090))

10.72 Settlement Agreement and Release, dated June 30, 1993, between Nippon Ferrofluidics Corporation, Akira Yamamura, Koichi Goto, Yoshitada Akahori, Tadao Ishizawa, Atsumi Nakamura, Nobuo Yamamura, past and present members of NFC's Board of Directors and the Registrant.(2)

10.73 Stock Subscription Agreement, dated June 30, 1993 between the Registrant and Nippon Ferrofluidics Corporation pursuant to the acquisition of Nippon Ferrofluidics Corporation Common Stock by Ferrofluidics.(2)

10.74 Superseding 1993 Fluids License Agreement, dated June 30, 1993, between the Registrant and Nippon Ferrofluidics Corporation.(2)

11      Computation of Per Share Earnings(3)

21      Subsidiaries of the Registrant(3)

23.1    Consent of Ernst & Young LLP(3)

23.2    Consent of Coopers & Lybrand L.L.P.(3)



(1) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(2) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(3)   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of September, 1996.

                                       FERROFLUIDICS CORPORATION

                                       By: /s/ Salvatore J. Vinciguerra
                                           -------------------------------------
                                           Salvatore J. Vinciguerra
                                           Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures                       Title                              Dated signed
- ----------                       -----                              ------------

/s/ Paul F. Avery, Jr.           Chairman of the Board,                9/16/96
- ------------------------------   Treasurer (Principal Financial
Paul F. Avery, Jr.               Officer)

/s/ Salvatore J. Vinciguerra     Chief Executive Officer,              9/16/96
- ------------------------------   President
Salvatore J. Vinciguerra

/s/ Stephen P. Morin             Controller                            9/16/96
- ------------------------------   (Principal Accounting Officer)
Stephen P. Morin

/s/ Stephen B. Hazard            Director                              9/16/96
- ------------------------------
Stephen B. Hazard

/s/ Dean Kamen                   Director                              9/16/96
- ------------------------------
Dean Kamen

/s/ Howard F. Nichols            Director                              9/16/96
- ------------------------------
Howard F. Nichols

/s/ Robert P. Rittereiser        Director                              9/16/96
- ------------------------------
Robert P. Rittereiser

/s/ Dennis R. Stone              Director                              9/16/96
- ------------------------------
Dennis R. Stone

                           FERROFULIDICS CORPORATION

                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   June 30, 1996, June 30, 1995 and June 30, 1994


                  Column A                           Column B       Column C                     Column D     Column E
                                                   Balance at       Charged         Charged                  Balance at
                                                    Beginning       to Costs       to Other                    End of
               Description                          of Period     and Expenses     Accounts     Deductions     Period
Year ended June 30, 1996:
 (a)Amounts deducted from the assets
      to which they apply:
       Reserve for doubtful accounts - trade       $  357,000     $   28,000              -     $   65,000   $  320,000
       Reserve for excess and obsolete inventory      948,000        240,000              -        226,000      962,000
       Reserve for rent guarantee                     275,000              -              -         10,000      265,000
       Reserve against cash surrender value         1,407,000              -              -      1,407,000            -

 (b)Other Reserves:
      Warranty reserve                                384,000              -              -         93,000      291,000
      Self-Insurance reserve                          103,000         10,000              -              -      113,000
      Sales related reserve                           447,000              -              -              -      447,000
                                        Total      $3,921,000     $  250,000              -     $1,773,000   $2,398,000
Year ended June 30, 1995:
 (a)Amounts deducted from the assets
      to which they apply:
       Investment valuation reserve                $  600,000              -              -     $  600,000            -
       Reserve for doubtful accounts - trade          705,000     $   34,000              -        382,000   $  357,000
       Reserve for uncollectible note receivable      432,000              -              -        432,000            -
       Reserve for excess and obsolete inventory    1,372,000        195,000              -        619,000      948,000
       Reserve for rent guarantee                     275,000              -              -              -      275,000
       Reserve against cash surrender value         1,407,000              -              -              -    1,407,000

 (b)Other Reserves:
      Performance bond reserve                        300,000              -              -        300,000            -
      Insurance Indemnification reserve               150,000              -              -        150,000            -
      Warranty reserve                                359,000         55,000              -         30,000      384,000
      Self-Insurance reserve                           81,000         22,000              -              -      103,000
      Sales related reserve                           397,000         50,000              -              -      447,000
      Reserve for employee benefit plan                66,000              -              -         66,000            -
                                        Total      $6,144,000     $  356,000              -     $2,579,000   $3,921,000
Year ended June 30, 1994:
 (a)Amounts deducted from the assets
      to which they apply:
       Investment valuation reserve                         -     $  600,000              -              -   $  600,000
       Reserve for doubtful accounts - trade       $  779,000              -              -     $   74,000      705,000
       Reserve for uncollectible note receivable      260,000        172,000              -              -      432,000
       Reserve for excess and obsolete inventory    1,090,000        282,000              -              -    1,372,000
       Reserve for rent guarantee                     447,000              -              -        172,000      275,000
       Reserve against cash surrender value         1,407,000              -              -              -    1,407,000

 (b)Other Reserves:
      Performance bond reserve                              -        300,000              -              -      300,000
      Insurance Indemnification reserve               150,000              -              -              -      150,000
      Warranty reserve                                150,000        209,000              -              -      359,000
      Self-Insurance reserve                           92,000              -              -         11,000       81,000
      Sales related reserve                           397,000              -              -              -      397,000
      Reserve for employee benefit plan                     -         66,000              -              -       66,000
                                        Total      $4,772,000     $1,629,000              -     $  257,000   $6,144,000