Form 10-K/A
period 1996-06-30
FERROFLUIDICS CORP
filed 1996-11-01
CIK 353286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                  FORM 10-K/A

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

ITEM                                                                       PAGE
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

Nonrecurring Operating Income (Expenses)
----------------------------------------

Settlement of Ferrotec Litigation
---------------------------------
     As more fully discussed in Note B to the Consolidated Financial Statements, on June 30, 1993, the Company consummated a series of new license and other agreements ending all litigation between the Company and Ferrotec Corporation ("Ferrotec"), its former Japanese subsidiary. Pursuant to these agreements, in August 1993, the Company received one billion Japanese Yen (approximately $9,500,000) in settlement of all claims against Ferrotec including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by the Company in connection with the litigation. The one billion Yen was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments. Also pursuant to the agreements, the Company acquired 125,000 shares of Ferrotec's common stock, approximately 16% of Ferrotec's outstanding stock, for one billion Japanese Yen, and was given a seat on Ferrotec's board of directors.

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

Management Restructuring
------------------------
     As more fully discussed in Note J to the Consolidated Financial Statements, in September 1993, the former chief executive officer retired from the Company and entered into a Termination Agreement with the Company, superseding his existing employment agreement. Pursuant to the Termination Agreement, the former CEO is receiving payments aggregating $725,000 over four years for making himself available to be used as a senior advisor to the Company during that period (the "Consultancy Period"), whether or not the Company elects to use his services. The Company has charged the entire $725,000 to nonrecurring operating expenses in the first quarter of fiscal 1994. Additionally, the Company incurred $175,000 of severance and other termination charges relating to the reduction of its executive management and operating staff in the first quarter of fiscal 1994.

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

Other Charges
-------------
     In 1994 the Company advanced $209,000 to Ferrofluidics Taiwan Corporation
(FTC), an affiliated sales representative in Taiwan, for operating purposes. In July 1994, the Company made an investment in FTC of $75,000, representing a 19.9% interest in that company. Of the combined investment in and advances made to FTC, $230,000 has been charged to nonrecurring operating expenses on the Consolidated Statement of Operations in 1994.

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

                                             /s/ Coopers & Lybrand L.L.P.

Manchester, New Hampshire
August 31, 1995

                            FERROFLUIDICS CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                          June 30, 1996 and June 30, 1995

ASSETS                                                                                   1996            1995
------                                                                                   ----            ----
Current Assets:
     Cash and cash equivalents                                                   $  1,701,000    $  1,563,000
     Accounts receivable - trade, less allowance
      of $320,000 ($357,000 in 1995)                                               12,757,000       7,774,000
     Inventories                                                                   13,829,000      14,130,000
     Advances to suppliers                                                          1,916,000       2,145,000
     Prepaid and other current assets                                                 672,000         514,000
                                                                                 ------------    ------------
Total Current Assets                                                               30,875,000      26,126,000
                                                                                 ------------    ------------
Property, plant and equipment, at cost, net
     of accumulated depreciation of $9,583,000 ($8,895,000 in 1995)                 8,784,000       8,116,000

Cash value of life insurance, net                                                   1,731,000       2,976,000
Other assets, net                                                                   2,249,000       2,311,000
                                                                                 ------------    ------------
TOTAL ASSETS                                                                     $ 43,639,000    $ 39,529,000
                                                                                 ============    ============

LIABILITIES
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

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
   Ferrofluidics Corporation (the "Company") is a multinational company engaged principally in developing, manufacturing and marketing ferrofluids (magnetic fluids), rotary sealing devices based on or derived from its proprietary ferrofluid technology, and systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military and advanced materials markets. Information on the Company's operations by segment and geographic area are included in Note I.

   Approximately 85% of the Company's sales were attributable to the semiconductor industry, which can experience cyclical fluctuations. A prolonged decline in the semiconductor industry could have a material adverse effect on the Company's operating results.

Principles of Consolidation
---------------------------
   The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------
   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
   Cash and cash equivalents consist of cash on hand, money market funds and commercial paper with original maturities of less than 90 days.

Fair Value of Financial Instruments
-----------------------------------
   The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and short-term and long-term debt, approximate fair value.

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
                                                            ===========     ===========

Intangible Assets
-----------------
        At June 30, 1996, the Company had goodwill (included in other assets) resulting from the acquisition in fiscal 1989 of AP&T GmbH of $1,211,000 that is being amortized over a 16 year life on a straight line basis. Accumulated amortization as of June 30, 1996 amounted to $508,000.

        All other intangible assets, including patents and trademarks, are recorded at cost and amortized on a straight-line basis over their estimated useful lives, generally ten years.

Income Taxes
------------
        Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

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

Product Development and Advertising Expenses
--------------------------------------------
        Product development expenditures are charged to expense when first incurred. The Company incurred $1,723,000, $1,479,000 and $1,237,000 in product development during 1996, 1995 and 1994, respectively.

Translation of Foreign Currencies
---------------------------------
        The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts of foreign subsidiaries whose functional currency is other than the U.S. dollar have been translated at year-end exchange rates. Income statement amounts have been translated at average exchange rates during the year. Translation gains and losses have been accumulated as a separate component of stockholders' equity. Translation gains and losses of foreign subsidiaries whose functional currency is the U.S. dollar have been charged directly to operations as incurred.

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
                                          =========        =========         =========

Stock Based Compensation
------------------------
        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, except for restricted stock awards (See Note H), recognizes no compensation expense for the stock option grants.

Earnings (Loss) Per Share
-------------------------
        Net income per share for fiscal 1996 and 1995 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents. Net loss per share for 1994 is based on the weighted average number of common shares outstanding as the inclusion of common stock equivalents would have been antidilutive.

Statement of Cash Flows
-----------------------
        For the years ended June 30, 1996, 1995 and 1994, cash payments for income taxes amounted to $290,000, $121,000 and $1,200,000, respectively. Cash payments for interest in each of the three years amounted to $421,000, $427,000 and $624,000, respectively.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------
        In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of the adoption will be material.

Fourth Quarter Adjustments
--------------------------
The Company made adjustments to its financial statements in the fourth quarter ended June 30, 1996, including approximately $970,000 in valuation adjustments to its inventories and approximately $400,000 pertaining to the reduction in certain accruals for management bonuses.


B.      INVESTMENT IN AFFILIATES

Ferrotec Corporation
--------------------
        On June 30, 1993, the Company consummated a series of new license and other agreements ending all litigation between the Company and Ferrotec Corporation ("Ferrotec", formerly Nippon Ferrofluidics Corporation), its former Japanese subsidiary. Pursuant to these agreements, in August 1993, the Company received one billion Japanese Yen (approximately $9,500,000) in settlement of all claims against Ferrotec including all future royalties owing to the Company under the new and a previous license agreement, any past due royalties owing under the previous agreement, and reimbursement of expenses incurred by the Company in connection with the litigation. The one billion Yen was remitted to the Company net of $815,000 in Japanese withholding tax on that portion of the settlement representing royalty payments. Also pursuant to the agreements, the Company acquired 125,000 shares of Ferrotec's common stock, approximately 16% of Ferrotec's outstanding stock, for one billion Japanese Yen, and was given a seat on Ferrotec's board of directors.

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

VSE
---
        In September 1994, management decided to discontinue the operations of VSE, its majority owned subsidiary in Austria, due to prolonged operating losses and its inability to compete effectively in the standard vacuum-valve industry. In the process of liquidating the subsidiary, VSE went into technical receivership and, in October, the minority owner acquired the business out of receivership and assumed all of its liabilities. The loss from operations of VSE in fiscal 1995 until the date of abandonment of $205,000, in addition to the one-time gain on the abandonment of $61,000, have been presented on the Consolidated Statement of Operations for the year ended June 30, 1995 as nonrecurring operating charges.

VAT Vakuumventile, GmbH
-----------------------
        In November 1994, the Company entered into a fifteen-year agreement with VAT Vakuumventile, GmbH ("VAT"), a Swiss vacuum-valve manufacturer, pursuant to which VAT has been granted exclusive right to utilize certain rotary feedthrough sealing technology of the Company in exchange for $1,300,000 in cash. During October and November 1994, the Company received an aggregate of $1,300,000 in cash payments pursuant to this arrangement and has recorded the payments as nonrecurring operating income in the Consolidated Statement of Operations for fiscal 1995.

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


G.   COMMON STOCK

        At June 30, 1996, an aggregate of 1,073,579 shares of the Company's common stock had been reserved for issuance in connection with the nonqualified and incentive stock option plans, the restricted stock plan and stock purchase warrants outstanding (See Note H).

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

Non-Qualified and Incentive Stock Option Plans
---------------------------------------------
        The Company has a Non-Qualified Stock Option Plan for its employees which was adopted in 1984 (the "1984 Plan"). During fiscal year 1995, the 1984 Plan's term expired and, accordingly, no further shares may be granted thereunder. The exercise price of the options granted under the plan is not less than the fair market value of the stock at the date of the grant. Under the 1984 Plan, 800,000 shares of the Company's common stock were made available for grant.

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

        Generally, options granted by the Company are exercisable at rates of 25% to 100% per year commencing one or two years after the date of the grant, and expire from five to ten years from the grant date. A summary of the changes in outstanding stock options under the three plans discussed above for the three years ended June 30, 1996 is set forth below:

                                                       Shares                                       Price Range
                                      -------------------------------------------------------       ------------
                                                                     "1995
                                      "1984 Plan"   "1995 Plan"  Incentive Plan"      Total
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1993                379,855             -                -      379,855       $5.00-$16.76
Granted                                         -             -                -            -
Canceled/expired                         (125,275)            -                -     (125,275)       5.00- 16.00
Exercised                                    (812)            -                -         (812)       5.00-  9.13
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1994                253,768             -                -      253,768       $5.00-$16.76
Granted                                         -             -          255,550      255,550        9.13-  9.63
Canceled/expired                          (13,640)            -                -      (13,640)       5.00- 16.76
Exercised                                       -             -                -            -
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1995                240,128             -          255,550      495,678       $5.00-$15.25
Granted                                     4,125        71,921          151,000      227,050        9.75- 10.25
Canceled/expired                          (56,324)                        (1,000)     (57,324)       5.00-  9.13
Exercised                                       -             -                -            -
                                      -------------------------------------------------------

OUTSTANDING, JUNE 30, 1996                187,929        71,921          405,550      665,404       $5.00-$15.25
                                      =======================================================

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

Year ended June 30, 1996
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

J.      LITIGATION

Shareholder Class Action Lawsuits
---------------------------------
        In August and September 1993, four actions were brought against the Company and certain of its officers and former officers. Each of these actions was sought on behalf of classes of persons who purchased the Company's securities during the period from March 30, 1992 through September 3, 1993. These actions alleged violations of federal securities law, fraud and deceit and negligent misrepresentation based upon alleged misrepresentations in certain statements made by the Company in various public documents. The actions were consolidated in the federal district court in Massachusetts on March 9, 1994.

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

Former Management
-----------------

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

Signatures                       Title                              Dated signed
----------                       -----                              ------------

/s/ Paul F. Avery, Jr.           Chairman of the Board,                9/16/96
------------------------------   Treasurer (Principal Financial
Paul F. Avery, Jr.               Officer)

/s/ Salvatore J. Vinciguerra     Chief Executive Officer,              9/16/96
------------------------------   President
Salvatore J. Vinciguerra

/s/ Stephen P. Morin             Controller                            9/16/96
------------------------------   (Principal Accounting Officer)
Stephen P. Morin

/s/ Stephen B. Hazard            Director                              9/16/96
------------------------------
Stephen B. Hazard

/s/ Dean Kamen                   Director                              9/16/96
------------------------------
Dean Kamen

/s/ Howard F. Nichols            Director                              9/16/96
------------------------------
Howard F. Nichols

/s/ Robert P. Rittereiser        Director                              9/16/96
------------------------------
Robert P. Rittereiser

/s/ Dennis R. Stone              Director                              9/16/96
------------------------------
Dennis R. Stone

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

                                  SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorize, this 1st day of November, 1996.

                                       FERROFLUIDICS CORPORATION

                                       By:  /s/ William B. Ford
                                            -------------------
                                            William B. Ford
                                            Chief Financial Officer

Dated: November 1, 1996
       ----------------