Form 10-Q
period 1996-09-30
FERROFLUIDICS CORP
filed 1996-11-13
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from________________to__________________

          ------------------------------------------------------------

        Commission file number                            0-10734
                               ----------------------------------


                            FERROFLUIDICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                                      02-0275185
            -------------------------------                 ------------------
            (State or other jurisdiction of                 (I.R.S.Employer
            incorporation or organization                   Identification No.)

            40 Simon Street,
            Nashua, New Hampshire                                       03061
            ----------------------------------------         -----------------
            (Address of principal executive offices)         (Zip Code)

          (Registrant's telephone number, including area code)   (603) 883-9800
                                                              -----------------

             --------------------------------------------------------
             (Former name, former address and former Fiscal year, if
                           changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      (1) Yes   X   No
                                              -----    -----
                                      (2) Yes   X   No
                                              -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 31, 1996.

Common Stock, $.004 par value per share                           6,104,747
---------------------------------------                        ---------------
(Class)                                                        (No. of Shares)

                                TABLE OF CONTENTS
                                -----------------

                                                                       Page Nos.
                                                                       ---------
Part I.     Financial Information

Item 1.     Financial Statements

               Consolidated Balance Sheets -
               September 30, 1996 and June 30, 1996                        3

               Consolidated Statements of Operations -
               Three Months Ended September 30, 1996 and 1995              4

               Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 1996 and 1995              5

               Notes to Consolidated Financial Statements                  6


Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Position                          6 - 9


Part II.    Other Information                                              9

Signatures                                                                 9

PART I.     FINANCIAL INFORMATION

ITEM 1.
                                   FERROFLUIDICS CORPORATION

                                  CONSOLIDATED BALANCE SHEETS
                             September 30, 1996 and June 30, 1996


ASSETS                                                September 30, 1996  June 30, 1996
------                                                ------------------  -------------
                                                          (unaudited)         (note)
Current Assets:
  Cash and cash equivalents                              $     47,000      $  1,701,000
  Accounts receivable - trade, less allowance
   for doubtful accounts of $332,000 at
   September 30, 1996 and $331,000 at June 30, 1996        14,730,000        12,757,000
  Inventories                                              14,287,000        13,829,000
  Advances to suppliers                                     1,888,000         1,916,000
  Prepaid and other current assets                          3,029,000           672,000
                                                         ------------      ------------
Total Current Assets                                       31,842,000        30,875,000
                                                         ------------      ------------
Property, plant and equipment, at cost, net
  of accumulated depreciation of $9,961,000 at
  September 30, 1996 and $9,117,000 at June 30, 1996        8,592,000         8,784,000
Cash value of life insurance                                1,731,000         1,731,000
Other assets, principally goodwill                          2,225,000         2,249,000
                                                         ------------      ------------
TOTAL ASSETS                                             $ 44,390,000      $ 43,639,000
                                                         ============      ============
LIABILITIES
-----------
Current Liabilities:
  Bank notes payable                                        4,975,000         4,262,000
  Accounts payable                                          6,407,000         6,366,000
  Customer deposits                                         4,434,000         4,368,000
  Accrued expenses                                          2,950,000         3,739,000
                                                         ------------      ------------
Total Current Liabilities                                  18,766,000        18,735,000
                                                         ------------      ------------

Long-term debt obligations                                  5,000,000         5,000,000
Other liabilities                                             194,000           202,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
  100,000 shares, issued and outstanding, none                     --                --
Common stock, $.004 par value, authorized
  12,500,000 shares, issued and outstanding
  6,060,902 shares at September 30, 1996 and
  at June 30, 1996                                             24,000            24,000
Additional paid-in capital                                 36,002,000        35,871,000
Retained deficit                                          (15,037,000)      (15,643,000)
Currency translation adjustments                             (559,000)         (550,000)
                                                         ------------      ------------
Total Stockholders' Equity                                 20,430,000        19,702,000
                                                         ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 44,390,000      $ 43,639,000
                                                         ============      ============




Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1996 and 1995
                                   (unaudited)

                                                      1996            1995
                                                  -----------      -----------

Net sales and revenues                            $17,469,000      $15,011,000
Cost of goods sold                                 11,849,000       10,153,000
                                                  -----------      -----------
                                                    5,620,000        4,858,000

Engineering and product development expenses        1,563,000          993,000
Selling, general and administrative expense         3,242,000        2,919,000
                                                  -----------      -----------
Income from operations                                815,000          946,000

Interest income                                        18,000           24,000
Interest (expense)                                   (163,000)        (118,000)
Other income (expense)                                 13,000          (38,000)
                                                  -----------      -----------

Income before income taxes                            683,000          814,000
Provision for income taxes                             77,000          100,000
                                                  -----------      -----------

Net income                                        $   606,000      $   714,000
                                                  ===========      ===========

Per Share Data:
--------------

Net income                                        $      0.10      $       .12
                                                  ===========      ===========

Weighted average common and common equivalent
   shares outstanding                               6,292,600        6,173,148






The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 1996 and 1995
                                   (unaudited)
                                                               1996            1995
                                                               ----            ----
Cash flows from operating activities:
 Net income                                                $   606,000      $   714,000
  Adjustments to reconcile net income to net
  cash provided by (used in) operations:
   Depreciation and amortization                               415,000          347,000
   Restricted stock expense                                    130,000           98,000
   Other                                                       158,000          (74,000)
   Changes in assets and liabilities:
     Accounts receivable                                    (1,995,000)       1,057,000
     Inventories                                              (463,000)      (1,622,000)
     Prepaid expenses and other current assets                (192,000)         187,000
     Accounts payable and accrued expenses                    (753,000)      (1,496,000)
     Customer deposits                                         (64,000)       1,128,000
                                                           -----------      -----------
   Net cash provided by (used in) operating activities      (2,030,000)         339,000
                                                           -----------      -----------
Cash flow from investing activities:
  Acquisition of property, plant and equipment                (327,000)        (488,000)
                                                           -----------      -----------
  Net cash used in investing activities                       (327,000)        (488,000)
                                                           -----------      -----------
Cash flow from financing activities:
  Short term borrowing, net                                    713,000               --
                                                           -----------      -----------
  Net cash provided by financing activities                    713,000               --
                                                           -----------      -----------

Effect of currency rate changes on cash                        (10,000)         (93,000)
                                                           -----------      -----------

Net decrease in cash                                        (1,654,000)        (242,000)
                                                           -----------      -----------
Cash and cash equivalents at beginning of period             1,701,000        1,563,000
                                                           -----------      -----------

Cash and cash equivalents at end of period                 $    47,000      $ 1,321,000
                                                           ===========      ===========
Cash paid for interest and income taxes for the
  three months ended September 30, 1996 and 1995
  is as follows:
                                                               1996            1995
                                                               ----            ----
         Interest                                          $   143,000      $    50,000
         Income taxes                                      $   320,000      $     3,000


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the Fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

   B. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market.
   Inventories are comprised of the following elements at September 30, 1996 and
   June 30, 1996:
                                               September 30, 1996  June 30, 1996
                                               ------------------  -------------
        Raw materials and purchased parts          $ 7,712,000      $ 6,845,000
        Work-in-process                              3,497,000        3,188,000
        Finished goods                               3,078,000        3,796,000
                                                   -----------      -----------
        Total inventories                          $14,287,000      $13,829,000
                                                   ===========      ===========

   C. BANK NOTES PAYABLE

    The Company has available to it a total credit facility with its bank of approximately $8,600,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, a $2,500,000 revolving line of credit for working capital purposes, and $704,000 in the remaining balance of an installment note to finance the expansion of its in-house machine shop. The credit facility is collateralized by substantially all of the assets of the Company. At September 30, 1996, there was $2,500,000 outstanding against the domestic revolving line of credit. Additionally, its bank has made available, and the Company has borrowed, amounts aggregating $1,690,000 for additional short term working capital needs. The interest rate on the revolving line and additional borrowings at September 30, 1996 was 9.25%. On October 11, 1996, the Company accepted a commitment letter from its bank, which has agreed to increase the revolving line of credit for working capital purposes from $2,500,000 to $8,500,000. The Company expects to close on this commitment in November 1996, and a part of the expanded line of credit will be used to repay the additional short term borrowings made available to it by the bank.


   D. EARNINGS PER SHARE

    Net income per share for the three months ended September 30, 1996 and 1995 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

      The following discussion provides information to assist in the understanding of the Company's results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

   RESULTS OF OPERATIONS
   ---------------------

      In the first quarter ended September 30, 1996, the Company generated net income of $606,000 or $0.10 per share, as compared to net income in the same period of Fiscal 1995 of $714,000, or $.12 per share.

      Net sales and revenues for the quarter ended September 30, 1996 totaled
   $17,469,000 as compared to $15,011,000 in the same period of the prior year.
   A product line comparison of the net sales and revenues is as follows:

                                                  Q1 97         Q1 96
                                                  -----         -----
         Components                         $ 3,049,000   $ 3,332,000
         Fluids                                 587,000       557,000
         Crystal growing systems             11,636,000     9,250,000
         Distributed products                 2,197,000     1,872,000
                                            -----------   -----------
           Total net sales and revenues     $17,469,000   $15,011,000
                                            ===========   ===========


      Of the revenues in the first quarter, approximately $6.8 million, or 39%, represented sales to one affiliated group of companies. Management expects the concentration of revenues with this customer group to remain relatively high throughout the current Fiscal year.

      Consolidated gross margins for the first quarter of Fiscal 1997 amounted to 32.2% of product sales as compared to 32.4% of product sales in the prior year's first quarter. The small decline in gross margin in the first quarter of the current year compared to the same period in the prior year is due principally to product mix, with approximately 67% of the product revenues in the current year's first quarter attributable to the Company's crystal growing systems, which generate lower gross margins, as compared to 62% in the prior year.

      Consolidated order bookings for the three months ended September 30, 1996 totaled $14,149,000 as compared to $20,472,000 in the same period of the prior year. Of the bookings for the first quarter of Fiscal 1997, $8,131,000 represent orders for silicon crystal growing systems as compared to $13,228,000 in the same period of Fiscal 1996. Bookings for the Company's other proprietary products decreased 21% from $4,737,000 in the first quarter of Fiscal 1996 to $3,727,000 in the first quarter of Fiscal 1997. Bookings for the first quarter for distributed products by AP&T decreased from $2,496,000 in Fiscal 1995 to $2,291,000 in the same period of Fiscal 1997.

      Consolidated backlog at September 30, 1996 was $55,699,000 compared to $59,020,000 at June 30, 1996. Backlog for the Company's crystal growing systems at September 30, 1996 totaled $49,567,000 as compared to $53,072,000 at June 30, 1996. Approximately 50% of the systems backlog is expected to ship in the current Fiscal year. The backlog of orders for components products, including fluids, increased slightly to approximately $4,035,000 million at September 30, 1996 and backlog of distributed products increased from $2,004,000 at June 30, 1996 to $2,097,000 at September 30, 1996. Of the
   order backlog for components and distributed products at September 30, 1996, approximately 95% is expected to be shipped during the current Fiscal year.

      Engineering and product development expenditures in the three months ended September 30, 1996 totaled $1,563,000, an increase of $570,000, or 57%, compared to $993,000 in the same period last year. As a percentage of revenues, engineering and product development expenses increased from 6.7% in the September 1995 quarter to 9.0% in the September 1996 quarter. The total engineering expenditures in the first three months of Fiscal 1997 are comprised of $524,000 of research and development expenditures and $1,039,000 of engineering expenses relating to applications, design and general sales support. In the same period of Fiscal 1996, product development expenditures totaled $399,000 and all other engineering totaled $594,000.

      Selling, general and administrative expenses (SG&A) for the three months ended September 30, 1996 totaled $3,242,000, up 11% from the SG&A of $2,919,000 in the same period of the prior year. The increase is due primarily to increased staffing, incremental restricted stock vesting, and sales and marketing expenditures related to the growth in revenues.

      Interest income decreased in the three months ended September 30, 1996 to $18,000 compared to $24,000 in the same period in the prior year, due to lower invested cash balances. Interest expense of $163,000 for the three months ended September 30, 1996 represented an increase from $118,000 in the same period in Fiscal 1995 due principally to higher borrowings under the Company's revolving credit facility.

      The Company has available to it approximately $25,400,000 in net operating loss carryforwards for Federal income tax purposes which can be used to offset future taxable income, if any, and will expire at various dates through 2010. The tax provision for the three months ended September 30, 1996 includes a provision for certain state and alternative minimum taxes, as well as a provision for foreign income taxes.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

      Net working capital at September 30, 1996 was $13,076,000 as compared to $12,140,000 at June 30, 1996. This increase was primarily due to increases in accounts receivable, inventories, and prepaid expenses totaling $2,650,000 offset by a reduction in cash balances of $1,654,000. Total current assets therefore increased by $967,000. The increase in accounts receivable of $1,995,000 was in the crystal growing systems business (primarily a result of certain customer payments due but not received until shortly after the end of the first quarter of Fiscal 1997 and receivables related to the delivery of two systems in Japan.) Receivables in the components business declined during the first quarter of Fiscal 1997. Total current liabilities also increased but only by $31,000, as the increase in bank borrowings ($713,000) and small increases in accounts payable and customer deposits were offset by a decrease in accrued expenses. Customer deposits during the first quarter of fiscal 1997 changed only slightly (an increase of $66,000) as reductions due to deliveries of crystal growing systems during the quarter were compensated for by deposits received on new orders.

      During the first quarter of Fiscal 1997, the operations of the business used $2,030,000 of cash, due principally to the growth in trade receivables but also to increases in other current assets as well. At September 30, 1996, the Company had outstanding purchase commitments for material of approximately $25,000,000 representing long lead items and other component parts pertaining to the Company's crystal growing system backlog.

      Investing activities during the three months ended September 30, 1996 consisted only of the acquisition of property, plant and equipment of $327,000. At September 30, 1996, the Company did not have any material purchase commitments with respect to property and equipment. Financing activities of the Company during the three months ended September 30, 1996 were limited to borrowings totaling $713,000 from its bank credit facilities. The increases in additional paid-in capital during the three months ended September 30, 1996 is the result of vesting of restricted stock grants to key members of management which vest to the owner ratably over the three years following the date of grant. The consolidated results of operations for the three months ended September 30, 1996 includes a charge of $130,000 for restricted stock expense.


      As described further in Note D to the above financial statements, the company has recently received a letter of intent from its bank which will substantially increase credit facilities available to it. With this agreement, and the Company's operating cash flow, the Company believes it has sufficient working capital resources to fund its operations through Fiscal 1997 and into Fiscal 1998. The Company continues to be heavily reliant upon the receipt of contractual advance payments from customers in its systems business with regard to its ability to satisfy that business's obligations in the normal course.

      This report contains forward-looking statements. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, cancellation of letters of intent, further rescheduling of existing crystal puller orders, additional crystal puller orders from existing or new customers, including those mentioned above, lack of new crystal puller orders from existing or new customers, change in revenues in the Company's other business, and a material change in the market conditions within the semiconductor industry.

   For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

   PART II.  OTHER INFORMATION

   None


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FERROFLUIDICS CORPORATION
                                         -------------------------
                                         (Registrant)




   Date: November 14, 1996               By: /s/ Salvatore J. Vinciguerra
         -----------------                   ----------------------------------
                                         Salvatore J. Vinciguerra
                                         President and Chief Operating Officer

                                         By: /s/ William B. Ford
                                             ----------------------------------
                                         William B. Ford
                                         Vice President Finance