Form 10-Q/A
period 1996-09-30
FERROFLUIDICS CORP
filed 1996-12-06
CIK 353286

                                  FORM 10-Q/A

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

                                      (1) Yes   X   No
                                              -----    -----
                                      (2) Yes   X   No
                                              -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 31, 1996.

Common Stock, $.004 par value per share                           6,104,747
---------------------------------------                        ---------------
(Class)                                                        (No. of Shares)

PART I.     FINANCIAL INFORMATION

ITEM 1.
                                   FERROFLUIDICS CORPORATION

                                  CONSOLIDATED BALANCE SHEETS
                             September 30, 1996 and June 30, 1996


ASSETS                                                September 30, 1996  June 30, 1996
------                                                ------------------  -------------
                                                          (unaudited)         (note)
Current Assets:
  Cash and cash equivalents                              $     47,000      $  1,701,000
  Accounts receivable - trade, less allowance
   for doubtful accounts of $332,000 at
   September 30, 1996 and $331,000 at June 30, 1996        14,730,000        12,757,000
  Inventories                                              14,287,000        13,829,000
  Advances to suppliers                                     1,888,000         1,916,000
  Prepaid and other current assets                            890,000           672,000
                                                         ------------      ------------
Total Current Assets                                       31,842,000        30,875,000
                                                         ------------      ------------
Property, plant and equipment, at cost, net
  of accumulated depreciation of $9,961,000 at
  September 30, 1996 and $9,117,000 at June 30, 1996        8,592,000         8,784,000
Cash value of life insurance                                1,731,000         1,731,000
Other assets, principally goodwill                          2,225,000         2,249,000
                                                         ------------      ------------
TOTAL ASSETS                                             $ 44,390,000      $ 43,639,000
                                                         ============      ============
LIABILITIES
-----------
Current Liabilities:
  Bank notes payable                                        4,975,000         4,262,000
  Accounts payable                                          6,407,000         6,366,000
  Customer deposits                                         4,434,000         4,368,000
  Accrued expenses                                          2,950,000         3,739,000
                                                         ------------      ------------
Total Current Liabilities                                  18,766,000        18,735,000
                                                         ------------      ------------

Long-term debt obligations                                  5,000,000         5,000,000
Other liabilities                                             194,000           202,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
  100,000 shares, issued and outstanding, none                     --                --
Common stock, $.004 par value, authorized
  12,500,000 shares, issued and outstanding
  6,060,902 shares at September 30, 1996 and
  at June 30, 1996                                             24,000            24,000
Additional paid-in capital                                 36,002,000        35,871,000
Retained deficit                                          (15,037,000)      (15,643,000)
Currency translation adjustments                             (559,000)         (550,000)
                                                         ------------      ------------
Total Stockholders' Equity                                 20,430,000        19,702,000
                                                         ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 44,390,000      $ 43,639,000
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

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 1996 and 1995
                                   (unaudited)
                                                               1996            1995
                                                               ----            ----
Cash flows from operating activities:
 Net income                                                $   606,000      $   714,000
  Adjustments to reconcile net income to net
  cash provided by (used in) operations:
   Depreciation and amortization                               415,000          347,000
   Restricted stock expense                                    130,000           98,000
   Other                                                       158,000          (74,000)
   Changes in assets and liabilities:
     Accounts receivable                                    (1,995,000)       1,057,000
     Inventories                                              (463,000)      (1,622,000)
     Prepaid expenses and other current assets                (192,000)         187,000
     Accounts payable and accrued expenses                    (753,000)      (1,496,000)
     Customer deposits                                          64,000        1,128,000
                                                           -----------      -----------
   Net cash provided by (used in) operating activities      (2,030,000)         339,000
                                                           -----------      -----------
Cash flow from investing activities:
  Acquisition of property, plant and equipment                (327,000)        (488,000)
                                                           -----------      -----------
  Net cash used in investing activities                       (327,000)        (488,000)
                                                           -----------      -----------
Cash flow from financing activities:
  Short term borrowing, net                                    713,000               --
                                                           -----------      -----------
  Net cash provided by financing activities                    713,000               --
                                                           -----------      -----------

Effect of currency rate changes on cash                        (10,000)         (93,000)
                                                           -----------      -----------

Net decrease in cash                                        (1,654,000)        (242,000)
                                                           -----------      -----------
Cash and cash equivalents at beginning of period             1,701,000        1,563,000
                                                           -----------      -----------

Cash and cash equivalents at end of period                 $    47,000      $ 1,321,000
                                                           ===========      ===========
Cash paid for interest and income taxes for the
  three months ended September 30, 1996 and 1995
  is as follows:
                                                               1996            1995
                                                               ----            ----
         Interest                                          $   143,000      $    50,000
         Income taxes                                      $   320,000      $     3,000


The accompanying notes are an integral part of the consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FERROFLUIDICS CORPORATION
                                            (Registrant)


Date:  December 5, 1996
                                               /s/ William B. Ford
                                            By_____________________________
                                               William B. Ford
                                               Vice President and Chief
                                               Financial Officer