Form 10-Q
period 1996-12-28
FERROFLUIDICS CORP
filed 1997-02-14
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from___________________to________________________
                     ______________________________________

                         Commission file number 0-10734

                            FERROFLUIDICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                          02-0275185
        -------------------------------                      -------------------
        (State or other jurisdiction of                      (I.R.S.Employer
        incorporation or organization                        Identification No.)

        40 Simon Street,
        Nashua, New Hampshire                                        03061
        ---------------------                                       ----------
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

                              (1) Yes /X/   No  / /
                              (2) Yes /X/   No  / /

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of January 31, 1997.

Common Stock, $.004 par value per share                             6,104,692
---------------------------------------                          ---------------
(Class)                                                          (No. of Shares)

                                TABLE OF CONTENTS


                                                                                                 Page Nos.
                                                                                                 ---------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         December 28, 1996 and June 30, 1996                                                             3

         Consolidated Statements of Operations -
         Three Months Ended December 28, 1996 and December 31, 1995                                      4

         Consolidated Statements of Operations -
         Six Months Ended December 28, 1996 and December 31, 1995                                        5

         Consolidated Statements of Cash Flows -
         Six months Ended December 28, 1996 and December 31, 1995                                        6

         Notes to Consolidated Financial Statements                                                      7


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Position                                                                     8 - 10


Part II.  Other Information                                                                              10

Signatures                                                                                               11


PART I.   FINANCIAL INFORMATION

ITEM 1.
                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       December 28, 1996 and June 30, 1996

ASSETS                                                                                 December 28, 1996      June 30, 1996
------                                                                                 -----------------      -------------
Current Assets:                                                                        (unaudited)               (note)
   Cash and cash equivalents                                                              $ 1,489,000           $ 1,701,000
   Accounts receivable - trade, less allowance
     for doubtful accounts of $339,000 at
     December 28, 1996 and $320,000 at June 30, 1996                                       14,505,000            12,757,000
   Inventories                                                                             14,080,000            13,829,000
   Advances to suppliers                                                                    1,814,000             1,916,000
   Prepaid and other current assets                                                           994,000               672,000
                                                                                          -----------           -----------
Total Current Assets                                                                       32,882,000            30,875,000
                                                                                          -----------           -----------
Property, plant and equipment, at cost, net
   of accumulated depreciation of $10,360,000 at
   December 28, 1996 and $9,583,000 at June 30, 1996                                        8,444,000             8,784,000
Cash value of life insurance                                                                1,739,000             1,731,000
Other assets, principally goodwill                                                          2,219,000             2,249,000
                                                                                          -----------           -----------
TOTAL ASSETS                                                                              $45,284,000           $43,639,000
                                                                                          ===========           ===========

LIABILITIES
Current Liabilities:
   Bank notes payable                                                                     $ 7,796,000           $ 4,262,000
   Accounts payable                                                                         3,609,000             6,366,000
   Customer deposits                                                                        4,715,000             4,368,000
   Accrued expenses                                                                         3,105,000             3,739,000
                                                                                          -----------           -----------
Total Current Liabilities                                                                  19,225,000            18,735,000
                                                                                          -----------           -----------

Long-term debt obligations                                                                  5,000,000             5,000,000
Other liabilities                                                                             192,000               202,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding, none                                                     -                     -
Common stock, $.004 par value, authorized
   12,500,000 shares, issued and outstanding 6,104,692 shares
   at December 28, 1996 and 6,060,902 at June 30, 1996                                         24,000                24,000
Additional paid-in capital                                                                 36,277,000            35,871,000
Accumulated deficit                                                                       (14,853,000)          (15,643,000)
Currency translation adjustments                                                             (581,000)             (550,000)
                                                                                          -----------           -----------
Total Stockholders' Equity                                                                 20,867,000            19,702,000
                                                                                          -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $45,284,000           $43,639,000
                                                                                          ===========           ===========

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended December 28, 1996 and December 31, 1995
                                   (unaudited)

                                                                                                    1996              1995
                                                                                                    ----              ----
Net sales and revenues                                                                       $15,598,000       $18,849,000
Cost of goods sold                                                                            10,843,000        13,309,000
                                                                                             -----------       -----------
                                                                                               4,755,000         5,540,000

Engineering and product development expenses                                                   1,222,000         1,153,000
Selling, general and administrative expense                                                    3,112,000         2,973,000
                                                                                             -----------       -----------
Operating income                                                                                 421,000         1,414,000

Interest income                                                                                   13,000            13,000
Interest (expense)                                                                              (199,000)         (148,000)
Other (expense)                                                                                  (27,000)          (60,000)
                                                                                             -----------       -----------

Income before income taxes                                                                       208,000         1,219,000
Provision for income taxes                                                                        24,000           132,000
                                                                                             -----------       -----------

Net income                                                                                   $   184,000       $ 1,087,000
                                                                                             ===========       ===========


Per Share Data:

Net income                                                                                   $      0.03       $       .18
                                                                                             ===========       ===========

Weighted average common and common equivalent
     shares outstanding                                                                        6,229,516         6,183,148






The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Six months Ended December 28, 1996 and December 31, 1995
                                   (unaudited)

                                                                                                    1996              1995
                                                                                                    ----              ----
Net sales and revenues                                                                       $33,068,000       $33,860,000
Cost of goods sold                                                                            22,693,000        23,462,000
                                                                                             -----------       -----------
                                                                                              10,375,000        10,398,000

Engineering and product development expenses                                                   2,786,000         2,146,000
Selling, general and administrative expense                                                    6,353,000         5,892,000
                                                                                             -----------       -----------
Operating income                                                                               1,236,000         2,360,000

Interest income                                                                                   31,000            37,000
Interest (expense)                                                                              (362,000)         (266,000)
Other (expense)                                                                                  (14,000)          (98,000)
                                                                                             -----------       -----------

Income before income taxes                                                                       891,000         2,033,000
Provision for income taxes                                                                       101,000           232,000
                                                                                             -----------       -----------

Net income                                                                                   $   790,000       $ 1,801,000
                                                                                             ===========       ===========


Per Share Data:

Net income                                                                                   $       .13       $       .29
                                                                                             ===========       ===========

Weighted average common and common equivalent
     shares outstanding                                                                        6,239,632         6,178,862






The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended December 28, 1996 and December 31, 1995
                                   (unaudited)

                                                                                                    1996              1995
                                                                                                    ----              ----
Cash flows from operating activities:
   Net income                                                                               $    790,000        $  1,801,000
   Adjustments to reconcile net income to net
   cash used in operations:
     Depreciation and amortization                                                               868,000             500,000
     Stock related compensation                                                                  261,000             207,000
     Other                                                                                       (47,000)            160,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                                    (1,807,000)         (2,217,000)
       Inventories                                                                              (283,000)         (1,002,000)
       Prepaid expenses and other current assets                                                (224,000)            (60,000)
       Accounts payable and accrued expenses                                                  (3,354,000)           (698,000)
       Customer deposits                                                                         347,000          (1,052,000)
                                                                                            ------------      --------------
Net cash used in operating activities                                                         (3,449,000)         (2,361,000)
                                                                                            ------------      --------------

Cash flow from investing activities:
   Acquisition of property, plant and equipment                                                 (473,000)         (1,069,000)
   Proceeds from the sale of assets                                                               38,000                   -
                                                                                            ------------      --------------
Net cash used in investing activities                                                           (435,000)         (1,069,000)
                                                                                            ------------      --------------

Cash flow from financing activities:
   Proceeds from issuance of common stock                                                        156,000                   -
   Short term borrowing, net                                                                   3,542,000           3,550,000
                                                                                            ------------      --------------
Net cash provided by financing activities                                                      3,698,000           3,550,000
                                                                                            ------------      --------------

Effect of currency rate changes on cash                                                          (26,000)           (105,000)
                                                                                            ------------      --------------

Net (decrease) increase in cash                                                                 (212,000)             15,000
                                                                                            ------------      --------------
Cash and cash equivalents at beginning of period                                               1,701,000           1,563,000
                                                                                            ------------      --------------

Cash and cash equivalents at end of period                                                  $  1,489,000      $    1,578,000
                                                                                            ============      ==============


Cash paid for interest and income taxes for the six months ended December 28, 1996 and December 31, 1995 is as follows:

                                                                                             1996               1995
                                                                                             ----               ----
             Interest                                                                      $294,000            $130,000
             Income taxes                                                                  $327,000            $  7,000


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

      The Company adopted a fiscal calendar wherein each fiscal quarter contains two four week periods and one five week period, with each period beginning on a Sunday and ending on Saturday. Previously, the Company used calendar months for its fiscal periods. The purpose of this change is to provide more consistent comparability between fiscal periods.

B.   INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at December 28, 1996 and June 30, 1996:


                                            December 28, 1996      June 30, 1996
                                            -----------------      -------------
Raw materials and purchased parts                 $ 7,493,000       $  6,845,000
Work-in-process                                     3,136,000          3,188,000
Finished goods                                      3,451,000          3,796,000
                                                  -----------       ------------
Total inventories                                 $14,080,000       $ 13,829,000
                                                  ===========       ============


C.   BANK NOTES PAYABLE

      In December 1996, the Company successfully completed negotiations with its bank to increase its revolving line-of-credit agreement from $2,500,000 to $8,500,000, which included the consolidation of certain small demand notes advanced to the Company for operating purposes. Under the new arrangement with its bank, the Company has available to it a total credit facility with its bank of approximately $14,600,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, an $8,500,000 revolving line-of-credit for working capital purposes, and $681,000 representing the remaining balance of a note used to finance the expansion of its in-house machine shop. The credit facility is collateralized by substantially all of the assets of the Company. At December 28, 1996, there was approximately $7,100,000 outstanding against the domestic revolving line-of-credit. The interest rate on the revolving line at December 28, 1996 was 9.25%.

D.   EARNINGS PER SHARE

      Net income per share for the three and six months ended December 28, 1996 and December 31, 1995 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

      The following discussion provides information to assist in the understanding of the Company's results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Three months ended December 28, 1996 and December 31, 1995:

      In the quarter ended December 28, 1996, the Company generated net income of $184,000, or $0.03 per share, as compared to net income in the same period of fiscal 1996 of $1,087,000, or $.18 per share.

      Net sales and revenues for the quarter ended December 28, 1996 totaled $15,598,000 as compared to $18,849,000 in the same period of the prior year. A product line comparison of the net sales and revenues is as follows:


                                                        Q2 97            Q2 96
                                                        -----            -----
Crystal growing systems                           $ 9,556,000      $12,024,000
Seals                                               3,023,000        4,185,000
Fluids                                                666,000          615,000
Distributed products                                2,353,000        2,025,000
                                                  -----------      -----------
  Total net sales and revenues                    $15,598,000      $18,849,000
                                                  ===========      ===========

      Of the revenues in the second quarter, approximately $8.3 million, or 53%, represented sales to one affiliated group of companies. In fiscal 1996, the same customer group accounted for approximately $11.7, or 62%, of consolidated revenues. Management expects the concentration of revenues with this customer group to remain relatively high throughout the current fiscal year.

      Consolidated gross margins for the second quarter of fiscal 1997 amounted to 30.5% of product sales as compared to 29.4% of product sales in the prior year's second quarter. The improvement in gross margin in the current year is due in part to improved pricing on certain crystal growing systems, cost reductions on purchased materials and production related efficiencies.

      Consolidated order bookings for the second quarter ended December 28, 1996 totaled $13,350,000 as compared to $32,917,000 in the same period of the prior year. Of the bookings for the second quarter of fiscal 1997, $7,904,000 represent orders for silicon crystal growing systems as compared to $25,960,000 in the same period of fiscal 1996. Bookings for the Company's other proprietary products decreased 48% from $5,107,000 in the second quarter of fiscal 1996 to $2,669,000 in the second quarter of fiscal 1997. Bookings in the second quarter for Distributed products increased from $1,850,000 in fiscal 1996 to $2,777,000 in the same period of fiscal 1997.

      Consolidated backlog at December 28, 1996 was $53,430,000 compared to $59,020,000 at June 30, 1996. Backlog for the Company's crystal growing systems at December 28, 1996 totaled $47,916,000 as compared to $53,072,000 at June 30, 1996. Approximately 50% of the systems backlog is expected to ship in the current fiscal year. The backlog of orders for Components products, including fluids, decreased from $3,944,000 at June 30, 1996 to $3,002,000 at December 28, 1996 and backlog of Distributed products increased from $2,004,000 at June 30, 1996 to $2,512,000 at December 28, 1996. Of the order backlog for Components and Distributed products at December 28, 1996, approximately 75% is expected to be shipped during the current fiscal year.

      Engineering and product development expenditures in the three months ended December 28, 1996 totaled $1,222,000, an increase of 6% over the $1,153,000 in the same period last year. As a percentage of revenues, engineering and product development expenses increased from 6.1% in the second quarter of fiscal 1996 to 7.8% in the current year's second quarter. The total engineering expenditures in the second quarter of fiscal 1997 are comprised of $688,000 of research and development expenditures and $534,000 of engineering expenses relating to applications, design and general sales support. In the same period of fiscal 1996, product development expenditures totaled $349,000 and all other engineering totaled $804,000.

      Selling, general and administrative expenses (SG&A) for the three months ended December 28, 1996 totaled $3,112,000, up 5% from the SG&A of $2,973,000 in the same period of the prior year. The increase is due primarily to increased staffing and sales and marketing expenditures.

      Interest income remained unchanged at $13,000 in the three months ended December 28, 1996 and December 31, 1995. Interest expense of $199,000 for the three months ended December 28, 1996 represented an increase from $148,000 in the same period in fiscal 1996 due principally to higher borrowings under the Company's revolving credit facility.

      The Company has available to it approximately $25,200,000 in net operating loss carryforwards for Federal income tax purposes which can be used to offset future taxable income, if any, and which will expire at various dates through 2010. The tax provision for the three and six months ended December 28, 1996 includes principally a provision for certain state and alternative minimum taxes.

Six months ended December 28, 1996 and December 31, 1995:

      In the six months ended December 28, 1996, the Company generated net income of $790,000, or $.13 per share, as compared to net income in the same period of fiscal 1996 of $1,801,000, or $.29 per share

      Net sales and revenues for the six months ended December 28, 1996 declined slightly to $33,068,000 as compared to $33,860,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the six months ended December 28, 1996 and December 31, 1995 is as follows:


                                                       1996             1995
                                                       ----             ----
Crystal growing systems                         $21,192,000      $21,271,000
Seals                                             6,073,000        7,168,000
Fluids                                            1,253,000        1,172,000
Distributed products                              4,550,000        4,249,000
                                                -----------      -----------
  Total net sales and revenues                  $33,068,000      $33,860,000
                                                ===========      ===========

      Of the revenues in the first six months of fiscal 1997 and fiscal 1996, approximately $15.9 million (48%) and $20.8 million (61%), respectively, represented sales to one affiliated group of companies. Management expects this concentration of revenues with this customer group to remain relatively high throughout the current fiscal year.

      Consolidated gross margins for the six months ended December 28, 1996 amounted to 31.4% of product sales as compared to 30.7% of product sales in the same period of the prior year. The improvement in gross margin in the current year is due in part to improved pricing on certain crystal growing systems, cost reductions on purchased material components and production related efficiencies.

      Consolidated order bookings for the six months ended December 28, 1996 totaled $27,499,000 as compared to $53,492,000 in the same period of the prior year. Of the current year's bookings, $16,035,000 represent orders for silicon crystal growing systems as compared to $39,188,000 in the previous period. Bookings for the remaining product lines decreased 20% from $14,304,000 in the prior period to $11,464,000 in the first six months of the current year.


LIQUIDITY AND CAPITAL RESOURCES

      Net working capital at December 28, 1996 was $13,657,000 as compared to $12,140,000 at June 30, 1996. The current asset component of this increase, after the effects of currency translation adjustments, was primarily due to increases in accounts receivable, inventories, and prepaid expenses totaling $2,314,000 offset by a reduction in cash balances of $212,000. The increase in accounts receivable of $1,807,000 was the result of an increase in receivables of the crystal growing systems business (primarily a result of certain customer payments due but not received until February 1997.) Receivables in the components business declined during the first half of fiscal 1997. Total current liabilities increased by only $535,000, as the increase in bank borrowings of $3,542,000 were partially offset by decreases in accounts payable and accrued expenses of $3,354,000. Customer deposits during the first half of fiscal 1997 increased slightly by $347,000 as reductions due to deliveries of crystal growing systems during the six month period were more than compensated for by deposits received on new orders.

      During the first half of fiscal 1997, the operations of the business used $3,449,000 of cash, due principally to the growth in trade receivables and reductions in trade payables and accrued expenses. At December 28, 1996, the Company had outstanding purchase commitments for material of approximately $15,000,000 representing long lead items and other component parts for the Company's crystal growing system business.

      Investing activities during the six months ended December 28, 1996 consisted only of the acquisition of property, plant and equipment of $473,000. At December 28, 1996, the Company did not have any material purchase commitments with respect to property and equipment. Financing activities of the Company during the six months ended December 28, 1996 included short term borrowings totaling $3,542,000 from its bank credit facilities. The increases in additional paid-in capital during the six months ended December 28, 1996 is the result of
(i) vesting of restricted stock grants to key members of management which vest to the owner ratably over the three years following the date of grant and (ii) exercising of certain employee stock options during the period which provided proceeds of $156,000. The consolidated results of operations for the six months ended December 28, 1996 includes a non-cash charge of $261,000 for stock related compensation pertaining to the restricted stock grants as compared to $207,000 for the same period last year.

      In December 1996, the Company increased its revolving credit facility with its bank from $2,500,000 to $8,500,000. Under the new arrangement with its bank, the Company has available to it a total credit facility with its bank of approximately $14,600,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, an $8,500,000 revolving line-of-credit for working capital purposes, and $681,000 representing the remaining balance of an note used to finance the expansion of its in-house machine shop. The credit facility is collateralized by substantially all of the assets of the Company. At December 28, 1996, there was approximately $7,100,000 outstanding against the domestic revolving line-of-credit. The interest rate on the revolving line at December 28, 1996 was 9.25%.

      With its new banking agreement and the Company's operating cash flow, the Company believes it has sufficient working capital resources to fund its operations through fiscal 1997 and into fiscal 1998. In addition, the Company continues to obtain contractual advance payments from customers in its systems business in order to satisfy that business's obligations in the normal course.

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

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FERROFLUIDICS CORPORATION
                                         (Registrant)




    Date: February 14, 1997              By:  /s/ Salvatore J. Vinciguerra
                                            -----------------------------------
                                         Salvatore J. Vinciguerra
                                         President and Chief Executive Officer

                                         By:  /s/ William B. Ford
                                            -----------------------------------
                                         William B. Ford
                                         Vice President Finance