Form 10-Q
period 1997-03-29
FERROFLUIDICS CORP
filed 1997-05-13
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997
                                                 --------------

                                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                    to
                                  ------------------    ------------------------

            ---------------------------------------------------------


        Commission file number                0-10734
                              ------------------------------------

                            FERROFLUIDICS CORPORATION
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


   Massachusetts                                                 02-0275185
   -----------------------------                         -------------------
   (State or other jurisdiction of                       (I.R.S.Employer
   incorporation or organization)                        Identification No.)

   40 Simon Street,
   Nashua, New Hampshire                                              03061
   ------------------------                              ------------------
   (Address of principal executive offices)              (Zip Code)

       (Registrant's telephone number, including area code) (603) 883-9800
                                                           ----------------

               ---------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        (1) Yes X   No
                                               ---    ---
                                        (2) Yes X   No
                                               ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of January 31, 1997.

Common Stock, $.004 par value per share                           6,134,692
---------------------------------------                        ---------------
(Class)                                                        (No. of Shares)

                                TABLE OF CONTENTS
                                -----------------

                                                                      Page Nos.
                                                                      ---------
Part I.  Financial Information

Item 1.  Financial Statements

            Consolidated Balance Sheets -
            March 29, 1997 and June 30, 1996                              3

            Consolidated Statements of Operations -
            Three Months Ended March 29, 1997 and March 31, 1996          4

            Consolidated Statements of Operations -
            Nine Months Ended March 29, 1997 and March 31, 1996           5

            Consolidated Statements of Cash Flows -
            Nine months Ended March 29, 1997 and March 31, 1996           6

            Notes to Consolidated Financial Statements                7 - 8


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Position                           8 - 11


Part II. Other Information                                               11

Signatures                                                               11

PART I.     FINANCIAL INFORMATION

ITEM 1.
                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        March 29, 1997 and June 30, 1996

                                                               March 29, 1997   June 30, 1996
                                                               --------------   -------------
                                                                 (unaudited)         (note)

ASSETS
------
Current Assets:
  Cash and cash equivalents                                     $  1,557,000     $  1,701,000
  Accounts receivable - trade, less allowance
    for doubtful accounts of $236,000 at
    March 29, 1997 and $320,000 at June 30, 1996                  14,558,000       12,757,000
  Inventories                                                     15,138,000       13,829,000
  Advances to suppliers                                            1,565,000        1,916,000
  Prepaid and other current assets                                   848,000          672,000
                                                                ------------     ------------
Total Current Assets                                              33,666,000       30,875,000
                                                                ------------     ------------
Property, plant and equipment, at cost, net
  of accumulated depreciation of $10,603,000 at
  March 29, 1997 and $9,583,000 at June 30, 1996                   8,611,000        8,784,000
Cash value of life insurance                                       1,739,000        1,731,000
Other assets, principally goodwill                                 2,135,000        2,249,000
                                                                ------------     ------------
TOTAL ASSETS                                                    $ 46,151,000     $ 43,639,000
                                                                ============     ============

LIABILITIES
-----------
Current Liabilities:
  Bank notes payable                                            $  6,316,000     $  4,262,000
  Accounts payable                                                 4,993,000        6,366,000
  Customer deposits                                                5,523,000        4,368,000
  Accrued expenses                                                 3,068,000        3,739,000
                                                                ------------     ------------
Total Current Liabilities                                         19,900,000       18,735,000
                                                                ------------     ------------

Long-term debt obligations                                         5,000,000        5,000,000
Other liabilities                                                    204,000          202,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
  100,000 shares, issued and outstanding, none                             -                -
Common stock, $.004 par value, authorized
  12,500,000 shares, issued and outstanding 6,134,692 shares
  at March 29, 1997 and 6,060,902 at June 30, 1996                    25,000           24,000
Additional paid-in capital                                        36,407,000       35,871,000
Accumulated deficit                                              (14,568,000)     (15,643,000)
Currency translation adjustments                                    (817,000)        (550,000)
                                                                ------------     ------------
Total Stockholders' Equity                                        21,047,000       19,702,000
                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 46,151,000     $ 43,639,000
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

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 29, 1997 and March 31, 1996
                                   (unaudited)

                                                      1997              1996
                                                      ----              ----

Net sales and revenues                            $17,252,000      $19,810,000
Cost of goods sold                                 12,011,000       14,152,000
                                                   ----------       ----------
                                                    5,241,000        5,658,000

Engineering and product development expenses        1,245,000        1,060,000
Selling, general and administrative expense         3,199,000        3,080,000
                                                  -----------      -----------
Operating income                                      797,000        1,518,000

Interest income                                         6,000           41,000
Interest (expense)                                   (217,000)        (165,000)
Other (expense)                                      (266,000)         (24,000)
                                                  -----------      -----------

Income before income taxes                            320,000        1,370,000
Provision for income taxes                             36,000          153,000
                                                  -----------      -----------

Net income                                        $   284,000      $ 1,217,000
                                                  ===========      ===========

Per Share Data:
---------------

Net income                                              $0.05             $.20
                                                        =====             ====

Weighted average common and common equivalent
   shares outstanding                               6,233,737        6,213,148



The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Nine months Ended March 29, 1997 and March 31, 1996
                                   (unaudited)


                                                    1997             1996
                                                    ----             ----

Net sales and revenues                          $50,320,000      $53,670,000
Cost of goods sold                               34,704,000       37,614,000
                                                -----------      -----------
                                                 15,616,000       16,056,000

Engineering and product development expenses      4,031,000        3,206,000
Selling, general and administrative expense       9,552,000        8,972,000
                                                -----------      -----------
Operating income                                  2,033,000        3,878,000

Interest income                                      37,000           78,000
Interest (expense)                                 (579,000)        (431,000)
Other (expense)                                    (279,000)        (122,000)
                                                -----------      -----------

Income before income taxes                        1,212,000        3,403,000
Provision for income taxes                          137,000          385,000
                                                -----------      -----------

Net income                                      $ 1,075,000      $ 3,018,000
                                                ===========      ===========

Per Share Data:
---------------

Net income                                             $.17             $.49
                                                       ====             ====

Weighted average common and common equivalent
   shares outstanding                             6,222,801        6,189,148


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended March 29, 1997 and March 31, 1996
                                   (unaudited)

                                                         1997            1996
                                                         ----            ----
Cash flows from operating activities:
  Net income                                        $ 1,075,000     $ 3,018,000
  Adjustments to reconcile net income to net
  cash used in operations:
    Depreciation and amortization                     1,219,000         615,000
    Stock related compensation                          381,000         334,000
    Other                                              (122,000)        221,000
    Changes in operating assets and liabilities:
      Accounts receivable                            (1,931,000)     (4,863,000)
      Inventories                                    (1,462,000)       (141,000)
      Prepaid expenses and other current assets         161,000        (430,000)
      Accounts payable and accrued expenses          (1,785,000)         51,000
      Customer deposits                               1,172,000      (2,313,000)
                                                    -----------     -----------
Net cash used in operating activities                (1,291,000)     (3,508,000)
                                                    -----------     -----------

Cash flow from investing activities:
  Acquisition of property, plant and equipment       (1,006,000)     (1,185,000)
  Proceeds from the sale of assets                       38,000             -
                                                    -----------     -----------
Net cash used in investing activities                  (968,000)     (1,185,000)
                                                    -----------     -----------

Cash flow from financing activities:
  Proceeds from issuance of common stock                156,000             -
  Short term borrowing, net                           2,167,000       4,134,000
  Payments on installment debt obligations             (101,000)        (36,000)
                                                    -----------     -----------
Net cash provided by financing activities             2,222,000       4,098,000
                                                    -----------     -----------
Effect of currency rate changes on cash                (107,000)       (203,000)
                                                    -----------     -----------

Net decrease in cash                                   (144,000)       (798,000)
                                                    -----------     -----------
Cash and cash equivalents at beginning of period      1,701,000       1,563,000
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 1,557,000     $   765,000
                                                    ===========     ===========

Cash paid for interest and income taxes for the nine months ended March 29, 1997 and March 31, 1996 is as follows:

                                                         1997            1996
                                                         ----            ----
         Interest                                      $582,000        $295,000
         Income taxes                                  $416,000        $ 63,000


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not therefore include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 ("fiscal 1996").

     The Company has adopted a fiscal calendar wherein each fiscal quarter contains two four week periods and one five week period, with each period beginning on a Sunday and ending on Saturday. Previously, the Company used calendar months for its fiscal periods. The purpose of this change is to provide more consistent comparability between fiscal periods.

B.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at March 29, 1997 and June 30, 1996:

                                                March 29, 1997   June 30, 1996
                                                --------------   -------------
        Raw materials and purchased parts         $ 8,107,000        6,845,000
        Work-in-process                             3,718,000        3,188,000
        Finished goods                              3,313,000        3,796,000
                                                  -----------      -----------
        Total inventories                         $15,138,000      $13,829,000
                                                  ===========      ===========

C.   COMMITMENTS AND CONTINGENCIES

     In February 1997, the Company obtained an increase of approximately $1,500,000 in the credit facility from its bank in the form of a standby letter of credit to secure a customer prepayment received with an order for crystal growing systems. The letter of credit carries a fee of $17,300 and will be reduced by the amount of the prepayment for each system upon shipment. The systems are expected to ship before the end of calendar 1997.

     In March 1997, the Company shipped several crystal growing systems to customers through a foreign subsidiary. The subsidiary billed these systems to the customers in its own currency. To hedge against exchange rate fluctuations between the foreign currency and the dollar, the Company has entered into forward exchange contracts covering substantially all of the foreign currency receivables. These contracts are recorded at market value as of March 29, 1997. There were no foreign exchange contracts entered into as of June 30, 1996.

D.   EARNINGS PER SHARE

     Net income per share for the three and nine months ended March 29, 1997 and March 31, 1996 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will then be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This change would result in an increase in primary earnings per share of $.01 for each of the nine month periods ending March 29, 1997 and March 31, 1996, and would have no effect on the primary earnings per share for the quarters ended March 29, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

     The following discussion provides information to assist in the understanding of the Company's results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three months ended March 29, 1997 and March 31, 1996:
-----------------------------------------------------

     In the quarter ended March 29, 1997, the Company generated net income of $284,000, or $0.05 per share, as compared to net income in the same period of fiscal 1996 of $1,217,000, or $.20 per share.

     Net sales and revenues for the quarter ended March 29, 1997 totaled $17,252,000, a decline of 13% from the $19,810,000 recorded in the same period of the prior year. A product line comparison of the net sales and revenues is as follows:

                                             Q3 97          Q3 96
                                             -----          -----
       Crystal growing systems            11,142,000    $12,723,000
       Seals                               3,797,000      4,360,000
       Fluids                                600,000        669,000
       Distributed products                1,713,000      2,058,000
                                         -----------    -----------
         Total net sales and revenues    $17,252,000    $19,810,000

     Of the revenues in the third quarter, approximately $4,500,000, or 26%, represented sales to one affiliated group of companies. In fiscal 1996, the same customer group accounted for approximately $12,600,000, or 64%, of consolidated revenues.

     Consolidated gross margins for the third quarter of the fiscal year ending June 27, 1997 ("fiscal 1997") amounted to 30.4% of product sales as compared to 28.6% of product sales in the prior year's third quarter. The improvement in gross margin in the current year is due in part to improved pricing on certain crystal growing systems, cost reductions on purchased materials and production related efficiencies.

     Consolidated order bookings for the quarter ended March 29, 1997 totaled $14,271,000 as compared to $30,322,000 in the same period of the prior year. Of the bookings for the third quarter of fiscal 1997, $6,954,000 represent orders for silicon crystal growing systems as compared to $23,353,000 in the same period of fiscal 1996. Bookings for the Company's other proprietary products increased from $5,107,000 in the third quarter of fiscal 1996 to $5,544,000 in the third quarter of fiscal 1997. Bookings in the third quarter for Distributed Products decreased from $2,431,000 in fiscal 1996 to $1,773,000 in the same period of fiscal 1997.

     Consolidated backlog at March 29, 1997 was $51,449,000 compared to $59,020,000 at June 30, 1996. The backlog of orders for Components products, including fluids, increased from $3,944,000 at June 30, 1996 to $4,149,000 at March 29, 1997 and backlog of Distributed products increased from $2,004,000 at June 30, 1996 to $2,572,000 at March 29, 1997. Of the order backlog for Components and Distributed products at March 29, 1997, approximately 50% is expected to be shipped during the current fiscal year. Backlog for the Company's crystal growing systems at March 29, 1997 decreased to $43,728,000 from $53,072,000 at June 30, 1996. Approximately 27% of the systems backlog is expected to ship in the current fiscal year.

     Engineering and product development expenditures in the three months ended March 29, 1997 totaled $1,245,000, an increase of 17% over the $1,060,000 spent in the same period last year. As a percentage of revenues, engineering and product development expenses increased from 5.3% in the third quarter of fiscal 1996 to 7.2% in the current year's third quarter, reflecting the Company's continuing efforts to improve its market position in existing markets and develop new products for future growth.

     Selling, general and administrative expenses (SG&A) for the three months ended March 29, 1997 totaled $3,199,000, up 4% from the SG&A of $3,080,000 in the same period of the prior year. The increase is due primarily to new market development efforts involving increased sales staffing and other marketing expenditures.

     Interest income decreased from $41,000 in the three months ended March 31, 1996 to $6,000 in the third quarter of fiscal 1997. This was due to improvements in cash management systems which permitted faster application of available cash balances, which had previously been invested on a short term basis, to the revolving line of credit. The reduction in interest income was more than offset by interest expense which was lower than it otherwise would have been. However, because total borrowings under the Company's revolving credit facility were higher, interest expense for the three months ended March 29, 1997 increased to $217,000 from the $165,000 recorded in the same period in fiscal 1996.

     The Company has available to it approximately $25,100,000 in net operating loss carryforwards for Federal income tax purposes, and approximately $2,400,000 for foreign income tax purposes, which can be used to offset future taxable income, if any, and which will expire at various dates through 2010. The tax provision for the three and nine months ended March 29, 1997 is principally a provision for certain state and alternative minimum taxes.

Nine months ended March 29, 1997 and March 31, 1996:
----------------------------------------------------

     In the nine months ended March 29, 1997, the Company generated net income of $1,075,000, or $.17 per share, as compared to net income in the same period of fiscal 1996 of $3,018,000, or $.49 per share.

     Net sales and revenues for the nine months ended March 29, 1997 were $50,320,000 as compared to $53,670,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the nine months ended March 29, 1997 and March 31, 1996 is as follows:

                                             1997           1996
                                             ----           ----
       Crystal growing systems           $32,334,000    $33,987,000
       Seals                               9,870,000     11,535,000
       Fluids                              1,853,000      1,841,000
       Distributed products                6,263,000      6,307,000
                                         -----------    -----------
         Total net sales and revenues    $50,320,000    $53,670,000
                                         ===========    ===========

     Of the revenues in the first nine months of fiscal 1997 and fiscal 1996, approximately $21.6 million (43%) and $33.5 million (62%), respectively, represented sales to one affiliated group of companies.

     Consolidated gross margins for the nine months ended March 29, 1997 amounted to 31.0% of product sales as compared to 29.9% of product sales in the same period of the prior year. The improvement in gross margin in the current year is due to a number of factors, including margin improvements in seals and fluids, a slight decrease in margins on crystal growing systems (principally due to costs incurred on systems sales to new customers), and some improvement in margins on European sales. Production and purchasing efficiencies also contributed.

     Consolidated order bookings for the nine months ended March 29, 1997 totaled $41,741,000 as compared to $85,035,000 in the same period of the prior year. Of the current fiscal year's bookings, $22,990,000 represent orders for silicon crystal growing systems as compared to $63,543,000 in the previous period. Bookings for the remaining product lines decreased 13% from $21,492,000 in the prior period to $18,759,000 in the first nine months of the current fiscal year.

     Selling, General and Administrative expenses increased from $8,972,000 in the first nine months of fiscal 1996 to $9,552,000 in the first nine months of fiscal 1997. The increase is due to increases in personnel, an increase of approximately $240,000 in legal costs associated with the investigation of certain former officers, and a $57,000 increase in non-cash, stock based compensation costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net working capital at March 29, 1997 was $13,766,000 as compared to $12,140,000 at June 30, 1996. The current asset component of this increase, after the effects of currency translation adjustments, was primarily due to increases in accounts receivable, inventories, and prepaid expenses totaling $3,245,000 offset by a reduction in cash balances of $144,000. The increase in accounts receivable of $1,933,000 was the result of an increase in receivables of the crystal growing systems business. Receivables in the components business declined during the first three quarters of fiscal 1997. Total current liabilities increased by $1,165,000 primarily because customer deposits during the first three quarters of fiscal 1997 increased by $1,172,000 as reductions due to deliveries of crystal growing systems during the nine month period were more than compensated for by deposits received on new orders. Decreases in accounts payable and accrued expenses of $1,785,000 were funded by an increase in bank borrowings.

     During the first three quarters of fiscal 1997, the operations of the business used $1,291,000 of cash, due principally to the growth in trade receivables and reductions in trade payables and accrued expenses. At March 29, 1997, the Company had outstanding purchase commitments for material of approximately $14,400,000 representing long lead items and other component parts for the Company's crystal growing system business.

     Investing activities during the nine months ended March 29, 1997 consisted only of the acquisition of property, plant and equipment of $1,006,000, which was primarily improvements and alterations to the Company's plant in Nashua, N.H. and additions to the machine shop equipment at the Nashua plant. At March 29, 1997, the Company did not have any material purchase commitments with respect to property and equipment. Financing activities of the Company during the nine months ended March 29, 1997 included short term borrowings totaling $2,066,000 from its bank credit facilities. The increases in additional paid-in capital during the nine months ended March 29, 1997 is the result of (i) vesting of restricted stock grants to key members of management which vest to the owner ratably over the three years following the date of grant and (ii) exercising of certain employee stock options during the period which provided proceeds of $156,000. The consolidated results of operations for the nine months ended March 29, 1997 includes a non-cash charge of $391,000 for compensation to employees as a result of restricted stock grants made in prior years. In the same period last year, a charge of $334,000 was made for the same purpose.

     Under an arrangement with a bank, the Company has available to it a total credit facility of approximately $16,000,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, an $8,500,000 revolving line-of-credit for working capital purposes, $646,000 representing the remaining balance of an installment payment note used to finance the expansion of its in-house machine shop, and $1,500,000 also in the form of a stand-by letter of credit to secure a customer prepayment in connection with an order for crystal growing systems. The credit facility is collateralized by substantially all of the assets of the Company. As of March 29, 1997, there was approximately $6,316,000 outstanding against the revolving line-of-credit. The interest rate on the revolving line-of-credit was 9.25% at March 29, 1997.

     With its current banking agreement and the Company's operating cash flow, the Company believes it has sufficient working capital resources to fund its operations through fiscal 1997 and into fiscal 1998. In addition, the Company continues to obtain contractual advance payments from customers in its systems business in order to satisfy that business's obligations in the normal course.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, cancellation of letters of intent, further rescheduling of existing crystal puller orders, additional crystal puller orders from existing or new customers, including those mentioned above, lack of new crystal puller orders from existing or new customers, change in revenues in the Company's other business, and a material change in the market conditions within the semiconductor industry. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.



PART II.  OTHER INFORMATION

ITEM B. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 - Financial Data Schedule

     (b) Reports on Form 8-K:

         None.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FERROFLUIDICS CORPORATION
                                      (Registrant)




   Date: May 13, 1997                 By:  /s/ Salvatore J. Vinciguerra
         -------------                   ---------------------------------------
                                      Salvatore J. Vinciguerra
                                      President and Chief Executive Officer

                                      By:  /s/ William B. Ford
                                         ---------------------------------------
                                      William B. Ford
                                      Vice President Finance