Form 10-K
period 1997-06-28
FERROFLUIDICS CORP
filed 1997-09-25
CIK 353286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

                     For the fiscal year ended June 28, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 29, 1997, 6,178,262 shares of $.004 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $7.50 per share for the registrant's Common Stock, as reported on the Nasdaq National Market as of August 29, 1997 was $45,260,175.


                                             TABLE OF CONTENTS
ITEM                                                                                           PAGE
----                                                                                           ----

PART I

    1   Business..............................................................................   1
    2.  Properties............................................................................   9
    3.  Legal Proceedings.....................................................................  10
    4.  Submission of Matters to a Vote of Security Holders...................................  10

PART II

    5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ...............................................................  11
    6.  Selected Consolidated Financial Data..................................................  12
    7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................  13
    8.  Financial Statements and Supplementary Data...........................................  19
    9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................................  45

PART III

    10. Directors and Executive Officers of the Registrant....................................  45
    11. Executive Compensation................................................................  45
    12. Security Ownership of Certain Beneficial Owners
          and Management......................................................................  45
    13. Certain Relationships and Related Transactions........................................  46

PART IV

    14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  46
        (a)   Financial Statement Schedules
        (b)   Reports on Form 8-K

        Signatures............................................................................  51

PART I


ITEM 1.        BUSINESS

        Founded in 1968, Ferrofluidics Corporation (the "Company" or "Ferrofluidics") is engaged principally in developing, manufacturing and marketing ferrofluids and products based on or derived from its proprietary ferrofluid technology. Ferrofluids, the Company's core technology, are stable magnetic liquids that can be precisely positioned or controlled with a magnetic force. Ferrofluids consist of molecular-sized magnetic particles that are surface treated so that they can be dispersed in various fluids, usually a synthetic lubricating oil. Ferrofluids are designed to have a choice of properties such as viscosity, magnetic strength and vapor pressures to perform numerous specific functions such as sealing, sensing, lubricating, damping and heat transfer.

        The Company creates commercial applications for its ferrofluid technology either by creating a ferrofluid to serve one or more functions in an existing product (such as the utilization of ferrofluids in audio loudspeakers) or by combining proprietary ferrofluid technology with broad applications engineering to develop ferrofluid-based (Ferrofluidic(R)) products, such as the Company's various sealing devices and fluid-film bearings. The Company synthesizes all ferrofluids for sale, or for use in its own proprietary products. With respect to its products incorporating ferrofluids, the Company generally designs the product and then procures from third party vendors the fabrication of all or a substantial proportion of machined parts and components for the product. The Company assembles, tests and ships the product from its Nashua, New Hampshire plant.

        The Company seeks to apply its Ferrofluidic(R) technologies in situations where its use significantly enhances the final product into which the technology is incorporated. As a result, pricing reflects value added rather than the direct cost of producing the fluid or Ferrofluidic(R) product supplied to the Company's customers. The Company also seeks to supply markets in which it can achieve a position of market leadership. The Company believes that it, along with its licensee, currently supplies the vast majority of the ferrofluids and ferrofluid-based products used in the world.

        As a vertical integration of its ferrofluid sealing technology, the Company designs, assembles and markets systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military and advanced materials markets.


CORPORATE STRUCTURE

        The Company has its headquarters in Nashua, New Hampshire where it conducts substantially all of the engineering and manufacturing of its products. The Company conducts its operations overseas through the following wholly-owned subsidiaries:

(1) ADVANCED PRODUCTS & TECHNOLOGIES, GMBH ("AP&T"), with headquarters in Nurtingen, Germany, with sales offices in Oxford, England and Madrid, Spain, which:

      (a)   markets and services Ferrofluidic(R) products in Europe;

      (b) designs, manufactures and markets products for the optical coating and thin-film deposition industries such as electron beam guns and related controllers; and

     (c) serves as an exclusive distributor in Europe for several U.S. and European corporations that manufacture compatible products for similar industries.

(2) FERROFLUIDICS JAPAN CORPORATION ("FJC"), located in Tokyo, Japan, which distributes Ferrofluidics' components to the semiconductor industry and for application in vacuum-related products. FJC also provides after-sales service for these components, and distributes ferrofluids to the audio loudspeaker industry. In addition, FJC provides sales and service for the Company's crystal growing systems customers located in Japan.

      In addition to its wholly-owned subsidiaries, the Company has licensed its vacuum rotary feedthrough seals and ferrofluid technology, on a non-exclusive basis, to Ferrotec Corporation ("Ferrotec," formerly Nippon Ferrofluidics Corporation), a former subsidiary located in Japan. In addition, under an exclusive license granted by Ferrofluidics in August 1993, Ferrotec manufactures and sells Ferrofluidic(R) exclusion seals for use on computer peripheral equipment.


OPERATING STRUCTURE

        The Company is organized into three business segments:

         (i) the COMPONENTS DIVISION, or FERROFLUIDIC PRODUCTS segment, which manufactures and markets:

               (a) ferrofluids used in the Company's own engineered core products, audio loudspeakers for the commercial, home and automotive markets, and for use in nondestructive testing, inertia dampers, stepper motors and sensor applications; and

               (b) Ferrofluidic(R) sealing devices and subsystems, primarily for use in the semiconductor process, industrial process, lamp and fiber optic manufacturing, and medical equipment industries.

               Sales generated by the Components Division accounted for approximately 24.6%, 25.8% and 41.3% of total product sales in fiscal 1997, 1996 and 1995, respectively.

         (ii) the SYSTEMS DIVISION, or CRYSTAL GROWING SYSTEMS segment, which designs, assembles and markets fully-integrated systems for growing crystals of silicon, germanium, gallium arsenide and other metal alloys for the semiconductor, photovoltaic, military, and advanced materials markets.

               Sales generated by the Systems Division accounted for 63.0%, 62.7% and 34.5% of total product sales in fiscal 1997, 1996 and 1995, respectively.

         (iii) DISTRIBUTED PRODUCTS DIVISION, or THIN FILM DEPOSITION segment, which includes the sale in Europe and Asia by AP&T of compatible products on an exclusive basis for several U.S. and European companies.

               Sales generated by the Distributed Products Division accounted for 12.4%, 11.5% and 24.2% of total product sales in fiscal 1997, 1996 and 1995, respectively.

     In fiscal 1997, $31,684,000, or 46.7%, of the Company's total sales were to foreign customers, primarily through AP&T, FJC and to the Systems Divisions' customers in the Pacific Rim. Sales to unaffiliated foreign customers in fiscal 1996 and 1995 totaled $54,080,000 (74.1%) and $21,412,000 (62.7%), respectively.

     All manufacturing and assembly of products for the Components and Systems Divisions is conducted at the Company's headquarters in Nashua, NH. Marketing of those products for all markets, excluding Europe and Japan, is principally conducted by its direct sales force at the Company's headquarters. In the case of its standard seals to end-user markets, the Company has distribution agreements with the Kurt J. Lesker Company ("KJLC"), a worldwide distributor of vacuum related products, and with Varian Associates. In addition, the Company has established distributor relationships for its ferrofluid and Ferrofluidic(R) products in Korea, Taiwan, India, China, and developing Pacific Rim countries.


PRODUCT LINES

     The Company manufactures and sells products in three major product categories: (i) ferrofluids; (ii) magnetic fluid seals, sealing subsystems, and other Ferrofluidic(R) components products; and (iii) crystal growing systems and related equipment. In addition, the Company distributes advanced technology component products and systems for use in the manufacture of semiconductors and in the thin-film deposition and optical coating industries through AP&T in Europe and Asia.

     (i) FERROFLUIDS. The Company supplies ferrofluids for use in the Company's own engineered products, for use in home and automotive loudspeakers, for nondestructive testing, and for use in sensors and stepper motors. The Company currently supplies fluids for approximately 40 million speakers per year, representing the vast majority of the ferrofluid applications in speakers. Sales of ferrofluids accounted for approximately 3.7%, 3.6% and 7.0% of total product sales in fiscal 1997, 1996 and 1995, respectively. The Company supplies Ferrofluidic(R)inertia dampers that are used in semiconductor equipment, disk drives testers, XY plotters, computer printers and other computer peripheral equipment. The dampers eliminate resonance, reduce settling time, eliminate corrosion and improve positional accuracies.

     (ii) MAGNETIC FLUID SEALS AND SUBSYSTEMS. The Company combines proprietary ferrofluid technology with applications engineering to develop a variety of products that provide state-of-the-art seals and sealing subsystems that either seal the environment from a manufacturing process or seal a manufacturing process from the environment. In each of the applications in which the Company provides Ferrofluidic(R) seals and sealing subsystems it is the leading provider of such technology products. Sales of magnetic fluid seals accounted for approximately 20.9%, 22.2% and 32.1% of total product sales in fiscal 1997, 1996 and 1995 respectively. The Company's major magnetic sealing products are:

          Rotary Seals for Critical Process Applications: Historically, one of the Company's core commercial applications of ferrofluids is a rotary seal assembly with long life, unmeasurable leakage and high-speed capability for rotary motion penetrations into vacuum and other highly controlled, ultra-clean process environments. The Company supplies the semiconductor and other critical process industries with low vapor pressure seal assemblies and subsystems which help exclude atmospheric contamination from manufacturing processes. These applications include semiconductor processing, electro-optical subsystems, thin-film vacuum coating, excimer laser and x-ray based machines. The Company produces standard and custom-engineered sealing components and subsystems including multiport rotary valve assemblies. Customers include both original equipment manufacturers ("OEMs") and end users. The selling price for the majority of such seal assemblies sold by the Company is in the range of $500 to $25,000, with some seal subsystems approaching $100,000, depending on design complexity.

          The Company, in fiscal 1992, introduced two new commercial applications of its rotary seals: (a) a Lamp Process Sealing System now being supplied to General Electric and certain other lighting manufacturers for use as an integral part of the process to produce energy efficient lamps for automotive, commercial and residential lighting; and (b) a Medical X-Ray Sealing System now being supplied to major medical equipment manufacturers for use to rotate, seal and cool target anodes inside the x-ray vacuum chamber of Computer Aided Tomography ("CAT") scan equipment.

          Industrial Process Seals: Following approximately three years of development and close cooperation with two key strategic partners in the petroleum refining and chemical processing industries, Ferrofluidics, during fiscal 1993, introduced its industrial process seals for the elimination of volatile organic compounds ("VOCs") and volatile hazardous air pollutants ("VHAPs") from petroleum refining and chemical processing plants. Using this magnetic fluid sealing technology, these facilities can comply cost-effectively with the strictest regulations, which mandate decreasing "fugitive emissions" (as they are referred to under the Federal Clean Air Act of 1990 and its Amendments of 1990) according to a phased program over the next few years and are subject to acceleration by certain state and local authorities. During fiscal 1997, a new series of gas tight seals (GT-6) for the industrial market was introduced. This product series is targeted at industrial fans, blowers, and other low pressure gas handling devices where emissions control and process contamination are critical. Other products within the GT family will be introduced periodically and targeted other equipment such as compressors, centrifuges, mixers, agitators and pumps. The GT-6 product recently received certification from TA Luft, the German air quality authority.

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

    (iii) CRYSTAL GROWING SYSTEMS. The Company entered the crystal growing capital equipment business through an acquisition in 1981 as a vertical integration to its supply of sealing subsystems. Since entering the business, the Company has focused on building technologically advanced crystal growing systems that incorporate advanced design, unique technical features, comprehensive automation and proprietary operational software. The Company's principal product within this product line, silicon crystal growing systems, facilitates the growth of silicon for the electronics industry. The crystals, grown from molten poly-silicon, are then sliced into wafers and used by the semiconductor industry in the manufacture of integrated circuits and other electronic components. Typically, the Company customizes each system for a particular customer incorporating proprietary designs with its own technology.

          The Company designs all aspects of its crystal growing systems and subcontracts the manufacture of system components. Assembly and testing of each system is performed at the Company's headquarters. Upon the completion of testing, a system is partially disassembled, shipped to the customer and reassembled by the Company's technical support staff.

          During the past three years, the Company has experienced a rise in orders for silicon systems for semiconductor manufacturing as well as equipment for making other advanced materials for new applications, including multiple-unit orders from major companies in the U.S., Japan, Taiwan and Korea. Typically, shipments are spread over many months, timed for the customer's start-up of new plants or production ramp-ups. Sales of silicon crystal growing systems accounted for approximately 63.0%, 62.7% and 34.5% of total product sales in fiscal 1997, 1996, and 1995, respectively. Silicon crystal growing systems typically sell at prices ranging from $350,000 and $2,000,000 or more, depending on the size crystals to be grown and special features included in the systems.

          The Company continues to develop equipment and process technologies in several other areas in cooperation with major industrial companies and specific product specialists.


SIGNIFICANT CUSTOMERS

     In fiscal 1997, sales by the Systems Division to companies affiliated with MEMC Electronic Materials, Inc. ("MEMC") totaled $28,017,000 and accounted for 41.3% of consolidated product sales. Sales to these and other affiliates of MEMC totaled $45,344,000 and $6,419,000 in fiscal 1996 and 1995, which represented 62.1% and 18.8%, respectively, of consolidated product sales in those fiscal years. Management believes that the loss of this customer, and its affiliates, could have a material adverse effect on its future results of operations.


COMPETITION

     The Company believes that its competitive advantage will continue to depend upon its trade secrets, know-how and ability to develop both ferrofluids for specific applications and technologically-advanced products which use ferrofluids. The Company believes that its competitive position with respect to its proprietary products, while aided by its patents, is not now materially dependent upon them. The Company does, however, believe that several of its pending patents, if issued, could further strengthen its competitive position. The Company's ferrofluids are proprietary to the Company.

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

(ii) SEALS AND SEALING SUBSYSTEMS. In semiconductor and other process industry applications, the Company's magnetic fluid sealing devices and sealing subsystems compete against traditional, non-ferrofluid based sealing methods marketed by other vendors, some of which have lower initial cost than the Company's products. In comparison to the Company, some of these firms have greater financial, marketing, technical or other resources available to them. In the Pacific Rim, the Company's licensees compete with other suppliers of magnetic fluid seals. In addition, one competitor in Japan ships seals into the United States.

      In industrial process applications, Ferrofluidics' sealing system competes with various nonmagnetic fluid sealing devices and sealing subsystems; however, the Company believes that the competitive devices are either more expensive or have higher maintenance costs and are not adequate at the stricter compliance levels mandated by the EPA.

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

      There are a limited number of large customers for silicon crystal growing systems. The market is cyclical and even during high-demand periods, only one or two suppliers generate most of the equipment sales. During the past three years, the Company has shipped over 100 systems to customers in the U.S., Europe, Japan and the Pacific Rim. However, there is no assurance that these sales will continue. The need to develop new crystal growing systems technology, including larger diameter wafers, could require investment in research and development well into the future. In addition, the Company may need to invest in manufacturing facilities to stay competitive in the developing larger diameter crystal growing systems market.


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

EMPLOYEES AND MARKETING

     The Company currently has approximately 261 employees worldwide, of which 207 are employed in the United States, 47 in Europe and 7 in Japan.

     In the United States, the Company markets its products through a direct field sales force and an applications engineering staff with headquarters in Nashua, NH which is augmented by a third-party sales representative organization in the U.S and Europe with respect to its Components business. Abroad, products are sold in Europe through AP&T, the Company's wholly-owned subsidiary, in Japan through its wholly-owned subsidiary, Ferrofluidics Japan Corporation, and elsewhere in Europe and Asia through various sales representative and distributor relationships.


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

     During 1997, the Company invested in some modifications to its facility for assembling crystal growing systems to accommodate the manufacture of its first 300mm system. More substantial increases in its capacity for assembly and test of its crystal growing systems were made during 1996 and 1995 in order to meet the increasing order backlog for such systems.


OUTSIDE SUPPLIERS

     With respect to its sealing devices, the Company relies on outside suppliers to manufacture, to the Company's specifications, a substantial portion of its metal components requirements. The Company performs assembly and quality control procedures at its headquarters. If the Company's current suppliers were unable to continue to manufacture components, the Company believes that other suppliers would be available to do such work, although there is no guarantee that the Company would be able to obtain all of its supply requirements on comparable terms. The new in-house machining center, established in 1996, supplies a portion of the Company's need for precision machined component parts, reducing its reliance on outside suppliers. It is not, however, the intent of management to conduct all of the component production in-house.

     A substantial portion of the cost of the crystal growing systems, including electrical components and machined parts, are purchased from third-party suppliers. Wherever possible, the Company has made efforts to dual source critical component parts and subassemblies for the systems and believes that there are a number of other suppliers for these parts.


INTELLECTUAL PROPERTY RIGHTS

     The Company owns a number of U.S. and foreign patents for its seals, dampers, bearings and systems, with expiration dates ranging up to 2006. In addition, the Company has applied for additional patents for these products as well as for certain new features developed for crystal growing machinery. In many cases, however, the Company relies more upon its trade secrets, know-how and ability to develop technological advances than patents to protect its technologies and products.

     The Company has registered trademarks for a logo design utilizing an "F" and for Ferromedic, Ferrofluidic, FerroSound, FerroSound-The solution is loud and clear, and Spin Technology.


INTERNAL RESEARCH AND DEVELOPMENT

     The Company's internal research and development effort is aimed at synthesizing proprietary ferrofluids and using the unique properties of magnetic fluid technology to develop new products and business opportunities, as well as at developing new products in the crystal growing systems business. The Company spent (and charged to expense) $2,033,000, $1,723,000 and $1,479,000 in fiscal years 1997, 1996 and 1995, respectively, on the development of new products and the improvement of existing products.

     All research is Company-directed and is conducted primarily by employees of the Company. The Company's research and development is carried out by an interdisciplinary group of product development engineers, physicists, chemists, technicians and marketing professionals who seek to apply ferrofluid technology in diverse and expanding markets where that technology adds a significant value.

     The Company is experimenting with new ferrofluids and seals for new higher speed and higher vacuum applications for new and existing markets. Additionally, the Company has developed a number of new technical advances in crystal growing systems, including a laser melt level control and a continuous feed system for polysilicon. In 1996 the Company embarked on the development of a 300mm crystal growing system in connection with an order received from a foreign customer. This system is expected to ship in the first quarter of fiscal 1998. In fiscal 1997, the Company undertook the development of another 300mm crystal growing system for another customer.


BACKLOG

     As of June 28, 1997, the Company had a consolidated order backlog of $37,483,000, as compared to $59,020,000 at June 30, 1996. A comparative summary of the consolidated backlog by business segment is as follows:

                                            1997                   1996
                                            ----                   ----
     Systems                         $30,276,000            $53,072,000
     Components                        4,787,000              3,944,000
     Distributed Products              2,420,000              2,004,000
                                     -----------            -----------
     Total Backlog                   $37,483,000            $59,020,000
                                     ===========            ===========

     Of the total backlog at June 28, 1997, approximately 78% is expected to ship during fiscal 1998.


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


ITEM 2.   PROPERTIES

     The Company's offices, engineering and manufacturing operation is located in Nashua, New Hampshire in a 71,000 square foot facility situated on approximately 4.5 acres of land owned by the Company. This land, the building, and substantially all the Company's machinery and equipment at its Nashua facility have been pledged as security for its short and long term debt. (See Notes A and E to the Consolidated Financial Statements in Item 8.)

     The Company and its subsidiaries lease office space, aggregating approximately 15,000 square feet, under varying terms in Oxford, England; Nurtingen, Germany; Madrid, Spain; and Tokyo, Japan.

ITEM 3.   LEGAL PROCEEDINGS

Securities and Exchange Commission
----------------------------------

     On February 19, 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period of January 1, 1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons have violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order is whether publicity about the Company, including research reports, were published without fully disclosing consideration given or received therefor. The order also indicates that the inquiry will examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities in public filings made by the Company (including the financial statements contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Throughout the investigation, the Company has cooperated fully with the SEC's inquiry. In June 1997, the SEC completed its investigation with respect to the Company, and on June 23, 1997, the Company entered into a Consent and Understanding, whereby it agreed to be permanently enjoined from violating the federal securities laws. The Company is continuing to cooperate with the SEC as it completes its investigation with respect to certain unnamed persons.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 28, 1997.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Ferrofluidics' Common Stock is traded on the Nasdaq National Market under the stock symbol "FERO". The following table sets forth the high and low closing transactions for the Common Stock of the Company for the fiscal periods indicated, as reported by the Nasdaq National Market.

               1997                                     HIGH               LOW
               ----                                     ----               ---
               7/1/96 - 9/30/96                       13 3/4               8 1/4
               10/9/96 - 12/31/96                      9 5/8               7 3/8
               1/1/97 - 3/31/97                       10 7/8               7 1/4
               4/1/97 - 6/30/97                        8 3/4               5 3/4

               1996
               ----
               7/1/95 - 9/30/95                       14 3/8               9 1/2
               10/9/95 - 12/31/95                     13 5/8               9 3/4
               1/1/96 - 3/31/96                       11 5/8               8 5/8
               4/1/96 - 6/30/96                       18 7/8               9 3/4


     On August 29, 1997, the closing sale price for the Company's Common Stock, as reported by the Nasdaq National Market, was $7.50. On that date, there were approximately 3,137 holders of record of the common stock of the Company.

DIVIDEND POLICY

     The Company has never paid a cash dividend on its Common Stock. Its policy is to retain earnings and use funds for the operation and expansion of its business. Future dividend policy will be determined by the Board of Directors based upon the Company's earnings, financial condition and capital requirements.

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the five years ended June 28, 1997, should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, in Item 8 of this report and with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

                                                           Fiscal Years Ended
                                                           ------------------
                         June 28, 1997     June 30, 1996     June 30, 1995     June 30, 1994     June 30, 1993
                         -------------     -------------     -------------     -------------     -------------
Income Statement Data:
----------------------

Net product sales         $ 67,785,000      $ 72,967,000      $ 34,149,000      $ 26,379,000      $ 32,905,000

Royalty revenues                    --                --             6,000            82,000           372,000
                          ------------      ------------      ------------      ------------      ------------

Total net sales and         67,785,000        72,967,000        34,155,000        26,461,000        33,277,000
revenues

Engineering &                4,811,000         4,440,000         3,410,000         3,390,000         3,129,000
product development
expenses
Nonrecurring                        --                --        (1,156,000)        3,108,000         8,594,000
operating expenses
(income)
Operating income             1,530,000         4,937,000           943,000        (9,662,000)      (11,716,000)
(loss)
Interest expense, net         (765,000)         (443,000)         (406,000)         (356,000)         (254,000)

Income tax benefit           1,175,000          (487,000)          322,000        (1,169,000)         (466,000)
(expense)

Net income (loss)         $  1,672,000      $  3,820,000      $    889,000      $(10,713,000)     $(12,446,000)


Per Share Data:

Net income (loss)         $       0.27      $       0.61      $       0.16      $      (2.00)     $      (2.49)

Weighted average             6,239,581         6,313,045         5,563,160         5,366,350         5,005,120
shares outstanding

Balance Sheet Data:
Working capital           $ 13,323,000      $ 12,350,000      $  7,811,000      $ (1,601,000)     $  6,775,000

Total assets                45,001,000        43,429,000        39,529,000        32,508,000        36,884,000

Total liabilities           23,420,000        23,727,000        23,748,000        21,325,000        15,107,000

Long-term debt               5,000,000         5,000,000         5,036,000            28,000                --

Stockholders' equity        21,581,000        19,702,000        15,781,000        11,183,000        21,777,000


Note: (a)  No dividends have been declared or paid during the five years ended
           June 28, 1997.

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

RESULTS OF OPERATIONS

Fiscal 1997 Versus Fiscal 1996:
-------------------------------

     In fiscal 1997, net income declined to $1,672,000, or $.27 per share, compared to $3,820,000, or $.61 per share, recorded in fiscal 1996. The decline was the result of lower sales volumes and increased expenses, particularly in the areas of marketing and product development.

     In fiscal 1997, product revenues decreased 7.1% to $67,785,000 from $72,967,000 in fiscal 1996. This decrease in the Company's level of business can be directly attributed to a significant decline in the semiconductor industry in general, which accounts for all of the revenues of the Systems segment and a substantial portion of the Components segment revenues. The changes in revenues by segment are summarized as follows:

                                                  1997                1996
                                                  ----                ----
      Systems                              $42,691,000         $45,741,000
      Components                            16,685,000          18,827,000
      Distributed Products                   8,409,000           8,399,000
                                           -----------         -----------
      Total Revenues                       $67,785,000         $72,967,000
                                           ===========         ===========

     The decrease in revenues in the Systems segment in 1997 was due principally to a delay in the contractual shipment schedules relating to certain multi-unit orders received in the prior year from the Company's largest customer. Further slowdowns in the schedule of shipping machines to this customer are expected in the next fiscal year, as the customer has at present committed to receive one machine per month for the fiscal year, a decline from the average of a little under three machines per month in fiscal 1997. During the first three quarters of fiscal 1997, a slowdown in the production of capital equipment for the semiconductor industry caused demand for the Company's rotary feedthrough seals to decline sharply, resulting in an 11% decrease in consolidated revenues from the Components segment. During the fourth quarter, the order rate for seals began to improve as the outlook for the industry improved. Revenues in the Distributed Products segment, which principally serves the thin-film deposition industry, remained relatively level with those of last year.

     Total sales from the Company's European subsidiary, AP&T, which includes the sale of the Company's components and fluid products in Europe, as well as comprising the Distributed Products segment, decreased 5.7% to $11,979,000 in 1997, as compared to $12,702,000 in fiscal 1996. The decrease was entirely within the Ferrofluidic product lines, as the distributed products revenues remained level with the prior year. Sales by the Company's Japanese subsidiary, FJC, increased to $11,825,000 over the $568,000 of revenues in 1996. Sales of seals and fluids increased over 200% in 1997, evidencing the Company's penetration into that market. In addition, the Company sold a significant number of crystal growing systems, both of a prototype and production nature, to five of the major Japanese silicon wafer manufacturers, resulting in a substantial increase in revenues in Japan. Despite the significant increase in business with Japan, total foreign sales declined to

$31,684,000 from $54,080,000 in 1996, because the majority of the non-Japanese crystal puller shipments were to domestic customers in 1997, whereas 1996 shipments were primarily to Korean and Taiwanese wafer manufacturing facilities.

     Bookings in 1997 decreased 51%, to $46,487,000, from $94,231,000 in 1996, as orders for crystal growing systems declined substantially as a result of industry over-capacity. Fiscal 1997 bookings included $19,892,000 in orders of crystal growing systems and related equipment, as compared to $66,427,000 in 1996. The majority of the 1996 bookings were from one affiliated group of customers. In contrast, the crystal growing systems orders received during 1997 included orders from a number of different and unrelated international wafer suppliers in Scandinavia, Eastern Europe, Taiwan, China, and Japan. These orders reflect the success of the Company's efforts in the past two years to reduce its dependence on one customer.

     Order bookings in the Company's Components Division, which includes the sale of seals and fluids, totaled $17,511,000, which includes bookings in the fourth quarter of fiscal 1997 of $6,300,000, a record for the segment. The resulting order backlog for that segment at the end of the fiscal year was $4,787,000, an increase of 21% over the Components Division backlog at June 30, 1996. Consolidated order backlog at June 28, 1997 totaled $37,742,000 as compared to $59,020,000 at June 30, 1996. Of the consolidated backlog at June 28, 1997, approximately 78% is expected to ship during the coming fiscal year.

     The consolidated gross margin for the year ended June 28, 1997 of 28.9% increased slightly over the gross margin of 28.8% in the previous year. Although revenues declined, the overall product mix was essentially unchanged. Lower gross margins were experienced in the crystal growing systems business due to expenses related to the development of machines for new customers, but this was offset by an increase in the margins in the Components segment. Consolidated operating income before general corporate and non-operating expenses declined in 1997 to 8.8% of product revenues as compared to 11.2% in 1996. This was the result of lower revenues, higher sustaining engineering, and higher product development costs.

     The Company spent $4,811,000 during fiscal 1997 on engineering and product development, an amount equal to 7.1% of product revenues compared to $4,440,000 or 6.1% of product revenues in the preceding year. Engineering costs as a percent of revenues increased in 1997 principally due to the increased level of first-time, or prototype, systems sold during 1997, as well as the increased development work in the area of 300mm crystal growing systems. Of the total engineering and product development expenditures in fiscal 1997, $2,904,000 was in the Systems Division as compared to $2,194,000 in the prior fiscal year. The balance of engineering and product development expenditures were made for development of seals and fluids products.

     Selling, general and administrative ("SG&A") expenses in 1997 increased $1,577,000 or 13.5% over such expenses in 1996, and increased as a percent of revenues from 16% in 1996 to 19.5% in 1997. Selling and marketing costs increased by $450,000, due in part to a $130,000 increase in selling expenses in Japan, a $160,000 increase in sales commissions and a $100,000 increase in selling expenses in Europe. Administrative expenses accounted for the rest of the increase, which was due in part to increases in legal costs ($230,000), personnel costs ($420,000), severance ($210,000), and insurance and stock-based compensation ($100,000).

     Interest income in 1997 was down from that in 1996, due principally to lower levels of invested cash. Interest expense of $854,000 is up 47% over the $580,000 in the prior year as a result of higher borrowings against the Company's revolving line of credit. See Note E to the Consolidated Financial Statements for a more complete discussion of the Company's debt obligations.

     The Company records transaction gains and losses resulting from fluctuations of foreign currency as other income or expense. During fiscal 1997, $217,000 of net foreign currency transaction losses were recorded as compared to a net gain of $33,000 in fiscal 1996. The losses in 1997, primarily incurred by the Company's Japanese subsidiary whose functional currency is the U.S. dollar for accounting purposes, arose as a result of the weakening of the Japanese yen against the dollar during much of 1997. Gains and losses resulting from the translation of the financial statements of subsidiaries whose functional currency is other than the U.S. dollar are recorded directly to equity. The balance of other income (expense) in 1997 was principally amortization of bank financing costs, which did not change materially from the previous fiscal year.

     In accordance with FASB Statement No. 109, Accounting for Income Taxes, the Company recorded, in the fourth quarter of 1997, a $1,200,000 tax benefit from a reduction of the valuation allowance against deferred tax assets that is required to be recorded when the Company's management is of the opinion that the tax benefit is more likely than not to be realized. The recording of this benefit may affect the Company's effective corporate tax rate in future periods. Income tax expense of $487,000 in 1996 consisted of a provision for state and foreign income taxes on the Company's earnings and a federal alternative minimum tax provision. See Note D to the Consolidated Financial Statements for a more complete discussion of income taxes.

Fiscal 1996 Versus Fiscal 1995:
-------------------------------

     In fiscal 1996, net income was $3,820,000, or $.61 per share, as compared to $889,000, or $.16 per share, in 1995.

     In fiscal 1996, product revenues increased 114% to $72,967,000 from $34,155,000 in fiscal 1995. The overall increase in the Company's level of business can be directly attributed to the growth in the semiconductor industry in general, which accounts for all of its Systems segment and a substantial portion of its Components segment. The increases in revenues by segment are summarized as follows:

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
                                              ===========         ===========

     The increase in revenues from systems is attributed to increased demand for silicon wafers and the resulting increase in production capacity for the wafers. During 1996 and 1995, the Company received orders for over 100 of its model CZ-150 crystal growing system, which grows 200 millimeter diameter silicon ingots. Increases in the production of capital equipment by OEM's in the semiconductor industry have driven the demand for our component seals and sealing subsystems resulting in a 33% increase in consolidated revenues from the Components segment. Distributed Products, which principally serves the thin-film deposition industry, showed a modest 2% revenue increase in 1996.

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

     Bookings in 1996 increased 66% to $94,231,000 from $56,911,000 in the prior year. Of the new business booked, $66,427,000 represented orders of crystal growing systems and related equipment, as compared to $35,700,000 in the prior year. Order backlog at June 28, 1997 totaled $59,020,000 as compared to $37,756,000 at June 30, 1996. During July and August of 1996, the Company, in consultation with its customers, rescheduled approximately one half of the shipments of crystal pullers initially scheduled for fiscal 1997 into future years.

     The consolidated gross margin for the year ended June 28, 1997 of 28.8% declined from the gross margin of 40.7% in the previous year due to the change in product mix of revenues. In 1996, 62.7% of consolidated revenues pertained to crystal growing systems, which generate lower gross margins, as compared to 34.5% in the prior year. Consolidated operating income, before general corporate expenses and nonrecurring operating income, improved in 1996 to 11.2% of product revenues as compared to 7.4% in 1995. Operating income in the Systems segment improved from 5.5% of revenues in 1995 to 10.8% in 1996. In the Components segment, operating income improved from 11.9% of revenues to 15.2%.

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

     Selling, general and administrative ("SG&A") expenses in 1996 increased $955,000 or 8.9% over those of 1995, however, declined as a percent of revenues from 31.3% in 1995 to 16% in 1996. Contributing to the increase in SG&A expenses are increased warranty provisions and increased sales commissions to third parties. Also included in the increase in SG&A expenses is a $520,000 increase in general corporate expenses, which includes a $177,000 increase in non-cash stock related compensation.

     As more fully discussed in Note B to the Consolidated Financial Statements, in September 1994, the Company discontinued the operations of a subsidiary and, in November 1994, entered into an agreement to license certain of its technology to a third party. As a result of these transactions, the Company recorded nonrecurring operating income in fiscal 1995 of $1,156,000.

     Interest income in 1996 was down from that in 1995 due principally to the cancellation of certain paid-up insurance policies on the life of a former officer which is more fully discussed in Note C to the Consolidated Financial Statements. Invested cash remained at low levels as a result of the need to finance the operations of the business. Interest expense of $580,000 is also down from the prior year due to the elimination of borrowings against the canceled insurance policies. See Note E to the Consolidated Financial Statements for a more complete discussion of the Company's debt obligations.

     The Company records translation and exchange gains and losses resulting from fluctuations of foreign currency as other income (expense). The net impact of currency translation and exchange was $33,000 and $260,000 of income in 1996 and 1995, respectively. Included in the income from currency translation in 1995 was a gain of approximately $245,000 which the Company realized upon the sale of its investment in Ferrotec. The balance of other income (expense) in 1996 and 1995 was principally amortization of bank financing costs.

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


LIQUIDITY AND CAPITAL RESOURCES

     In 1997, the operations of the business used $2,153,000 of cash, which was principally the result of the increases in accounts receivable and inventories and the decline in the balance of deposits from systems customers. This cash requirement was financed from borrowings under the Company's expanded revolving line of credit as discussed below. Cash receipts from the sale of crystal growing systems under large multi-unit contracts are typically received by the Company as certain milestones are met, including receipt of the order, submission of accepted engineering drawings, shipment and final acceptance of the units. In 1997 and 1996, the Company received advance payments of $6,523,000 and $12,547,000, respectively, in connection with orders for crystal growing systems. In order to secure its sources of supply for critical long lead inventory items, the Company has also had to make advance payments to its vendors. The balance remaining on deposit with vendors was $1,341,000 at June 28, 1997. The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At June 28, 1997, outstanding purchase commitments pursuant to these contracts totaled approximately $15,000,000.

     The ratio of current assets to current liabilities was 1.7 at the end of both 1997 and 1996. Working capital at June 28, 1997 increased to $13,323,000 from $12,350,000 at June 30, 1996. Current assets increased, principally due to higher accounts receivable balances, as the receivable turnover decreased in 1997 compared to 1996 as a softening in the semiconductor industry caused customers to lengthen their payment terms. Inventory balances increased somewhat in 1997 as compared to 1996, but reduced business levels caused overall inventory turnover to decline to 3.3 times annual consumption in 1997 from 3.7 in 1996.

     In December 1996, the Company entered into a new agreement with its bank which resulted in the expansion of its revolving line of credit from $2,500,000 to $8,500,000. This change is discussed in more detail in Note E to the consolidated financial statements.

     Capital expenditures totaled $1,249,000 in 1997, as compared to $2,422,000 in 1996. The spending in both years consisted primarily of various improvements to the Company's Nashua facility, including the final acceptance of a machine for its in-house machine shop, and additions to the Company's computer hardware and software. The Company is considering plans to undertake a significant increase in its facilities in connection with the development of its 300mm crystal puller business. Proceeding with these plans, if decided upon, may require the Company to develop new sources of financing to supplement its internal cash generation and current borrowing arrangements.

     The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB") that is subject to a variable rate of interest keyed to short-term nontaxable rates (at June 28, 1997, 4.9%), the proceeds of which were primarily used to fund the construction of the Company's Nashua, NH headquarters. The Company has a credit facility with its bank which provides the Company with total credit of approximately $13,900,000, $5,400,000 of which is in the form of a stand-by letter of credit for the Company's VRIRB, and $8,500,000 (increased from $2,500,000 in December 1996) of which is a revolving line of credit for working capital purposes. The stand-by letter of credit has a term of five years with a fee of 1% per year and the revolving credit facility bears interest at prime rate plus 1% with a fee of 1/8% on the unused portion. At June 28, 1997, $6,170,000 was outstanding against the revolving line of credit.

     During 1996, the Company borrowed $1,000,000, in the form of a demand note with its bank, for working capital purposes, which had interest at prime plus 1%. In 1997, this demand note was canceled as the balance was rolled into the newly increased revolving line of credit. Also during 1996, the Company borrowed $800,000, in the form of an installment demand note with its bank, to finance the capital expansion of its in-house machine shop, which bears interest at 9.75%. At June 28, 1997, the balance on this note was $611,000. In addition, the Company, through its wholly-owned foreign subsidiaries, has various short-term facilities with local banks totaling approximately $2,000,000 at June 28, 1997. During 1997, the maximum outstanding borrowing on these foreign credit lines was $329,000. The weighted average interest rates during the year on these facilities ranged from 7.4% to 9% and the interest rates at June 28, 1997 ranged from 7.0% to 9.5%.

     Management believes that current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet cash requirements in the year ahead, with the possible exception of financing related to the facility expansion referred to above. The Company has undertaken to develop new sources of financing to supplement its present capabilities in this area.


EFFECTS OF INFLATION

     Inflation rates over the past three years have remained relatively low and, as a result, have not had a material impact on the financial results of the Company.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. There are many factors that could cause actual results to differ materially from those anticipated by such forward-looking statements. These include, but are not limited to, cancellation of letters of intent, further rescheduling of existing crystal puller orders, additional crystal puller orders from existing or new customers, including those mentioned in the report, lack of new crystal puller orders from existing or new customers, change in revenues in the Company's components, fluids, and thin film deposition businesses, and a material change in the market conditions within the semiconductor industry. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page(s)

Reports of Independent Auditors..........................................................20-21

Consolidated Balance Sheets as of June 28, 1997 and June 30, 1996...........................22

Consolidated Statements of Operations for each of the three years in the period ended June 28, 1997.....................................................23

Consolidated Statements of Stockholders' Equity for each
      of the three years in the period ended June 28, 1997..................................24

Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 1997.....................................................25

Notes to Consolidated Financial Statements...............................................26-45

                         Report of Independent Auditors
                         ------------------------------


To the Stockholders and Directors of Ferrofluidics Corporation

We have audited the accompanying consolidated balance sheets of Ferrofluidics Corporation as of June 28, 1997 and June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule, for the years ended June 28, 1997 and June 30, 1996, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ferrofluidics Corporation at June 28, 1997 and June 30, 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ Ernst & Young LLP


Manchester, New Hampshire
August 21, 1997

                        Report of Independent Accountants
                        ---------------------------------


To the Stockholders and Directors of Ferrofluidics Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Ferrofluidics Corporation for the year ended June 30, 1995 and the financial statement schedule listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ferrofluidics Corporation for the year ended June 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                             /s/ Coopers & Lybrand L.L.P.

Manchester, New Hampshire
August 31, 1995

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 28, 1997 AND JUNE 30, 1996

                                                                                    1997                 1996
                                                                                    ----                 ----
ASSETS
------
Current Assets:
     Cash and cash equivalents                                              $    883,000         $  1,701,000
     Accounts receivable - trade, less allowance
      of $199,000 ($320,000 in 1996)                                          13,609,000           12,757,000
     Inventories                                                              15,263,000           13,829,000
     Advances to suppliers                                                     1,341,000            1,916,000
     Prepaid and other current assets                                            474,000              672,000
                                                                            ------------         ------------
Total Current Assets                                                          31,570,000           30,875,000
                                                                            ------------         ------------
Property, plant and equipment, at cost, net
     of accumulated depreciation of $10,961,000 ($9,583,000 in 1996)           8,377,000            8,784,000
Cash value of life insurance, net                                              1,751,000            1,731,000
Deferred income taxes, net                                                     1,815,000              615,000
Other assets, net                                                              1,488,000            1,424,000
                                                                            ------------         ------------
TOTAL ASSETS                                                                $ 45,001,000         $ 43,429,000
                                                                            ============         ============
LIABILITIES
-----------
Current Liabilities:
     Bank notes payable                                                     $  6,781,000         $  4,262,000
     Accounts payable                                                          5,126,000            6,366,000
     Customer deposits                                                         2,426,000            4,368,000
     Accrued expenses and other current liabilities                            3,914,000            3,529,000
                                                                            ------------         ------------
Total Current Liabilities                                                     18,247,000           18,525,000
                                                                            ------------         ------------

Long-term debt obligations                                                     5,000,000            5,000,000
Other liabilities                                                                173,000              202,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
     100,000 shares, issued and outstanding - none                                    --                   --
Common stock, $.004 par value, authorized
     12,500,000 shares, outstanding - 6,178,262
(6,060,902 in 1996)                                                               25,000               24,000
Additional paid-in capital                                                    36,477,000           35,871,000
Accumulated deficit                                                          (13,971,000)         (15,643,000)
Currency translation adjustments                                                (950,000)            (550,000)
                                                                            ------------         ------------
Total Stockholders' Equity                                                    21,581,000           19,702,000
                                                                            ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 45,001,000         $ 43,429,000
                                                                            ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED JUNE 28, 1997, AND JUNE 30, 1996 AND 1995

                                                                  1997                   1996                   1995
                                                                  ----                   ----                   ----

Net sales and revenues                                    $ 67,785,000           $ 72,967,000           $ 34,155,000
Cost of sales                                               48,218,000             51,941,000             20,264,000
                                                          ------------           ------------           ------------
Gross profit                                                19,567,000             21,026,000             13,891,000

Operating expenses:
     Engineering and product development expense             4,811,000              4,440,000              3,410,000
     Selling, general and administrative expense            13,226,000             11,649,000             10,694,000
     Nonrecurring operating income                                  --                     --             (1,156,000)
                                                          ------------           ------------           ------------
Operating income                                             1,530,000              4,937,000                943,000

Interest income                                                 89,000                137,000                232,000
Interest expense                                              (854,000)              (580,000)              (638,000)
Other income (expense), net                                   (268,000)              (187,000)                30,000
                                                          ------------           ------------           ------------
Income before income taxes                                     497,000              4,307,000                567,000

Income taxes (benefit)                                      (1,175,000)               487,000               (322,000)
                                                          ------------           ------------           ------------
Net income                                                $  1,672,000           $  3,820,000           $    889,000
                                                          ============           ============           ============


Net income per share                                      $        .27           $        .61           $        .16
                                                          ============           ============           ============

Weighted average common and
     common equivalent shares                                6,239,581              6,313,045              5,563,160


The accompanying notes are an integral part of the consolidated financial statements.

                           FERROFLUIDICS CORPORATION
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                 EQUITY FOR THE YEARS ENDED JUNE 28, 1997, AND
                             JUNE 30, 1996 AND 1995


                                                           Common Stock               Additional                       Currency
                                                     ------------------------          Paid-In         Accumulated    Translation
                                                     Shares         Par Value          Capital           Deficit      Adjustments
                                                     ------         ---------          -------           -------      -----------

BALANCE, JUNE 30, 1994                              5,366,949        $21,467          $32,109,000      $(20,352,000)    $(595,000)

Issuance of common stock for:
     Settlement of stockholder class action suit      600,000          2,400            3,148,000                --            --
     Restricted stock plan, charge to operations       38,385            154              290,000                --            --
Redemption of stock for taxes                          (8,136)           (33)             (62,000)               --            --
Net income                                                 --             --                   --           889,000            --
Current year translation adjustments                       --             --                   --                --       330,000
                                                    ---------        -------          -----------      ------------     ---------
BALANCE, JUNE 30, 1995                              5,997,198         23,988           35,485,000       (19,463,000)     (265,000)
                                                    ---------        -------          -----------      ------------     ---------

Issuance of common stock for restricted
     stock plan, charge to operations                  70,878            284              467,000                --            --
Redemption of stock for taxes                          (7,174)           (28)             (81,000)               --            --
Net income                                                 --             --                   --         3,820,000            --
Current year translation adjustments                       --             --                   --                --      (285,000)
                                                    ---------        -------          -----------      ------------     ---------
BALANCE, JUNE 30, 1996                              6,060,902         24,244           35,871,000       (15,643,000)     (550,000)
                                                    ---------        -------          -----------      ------------     ---------

Issuance of common stock for:
     Restricted stock plan, charge to operations       93,762            375              511,000                --            --
     Exercise of options                               33,138            132              166,000                --            --
Redemption of stock for taxes                          (9,540)           (38)             (71,000)               --            --
Net income                                                 --             --                   --         1,672,000            --
Current year translation adjustments                       --             --                   --                --      (400,000)
                                                    ---------        -------          -----------      ------------     ---------
BALANCE, JUNE 28, 1997                              6,178,262        $24,713          $36,477,000      $(13,971,000)    $(950,000)
                                                    =========        =======          ===========      ============     =========



The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED JUNE 28, 1997, AND JUNE 30, 1996 AND 1995

                                                                    1997                1996                1995
                                                                    ----                ----                ----
Cash flows from operating activities:
     Net income                                              $ 1,672,000         $ 3,820,000         $   889,000
     Adjustments to reconcile net income to cash flow
       provided by (used in) operating activities:
         Depreciation and amortization                         1,602,000           1,145,000           1,030,000
         Deferred income taxes (credits)                      (1,200,000)                 --            (615,000)
         Increase in cash surrender value                        (20,000)             (3,000)           (202,000)
         Gain on sale of assets                                  (16,000)             (9,000)             (4,000)
         Stock-related compensation                              511,000             467,000             290,000
         Foreign transaction (gains) losses                      217,000             (33,000)           (260,000)
         Other                                                  (508,000)            457,000             224,000
     Changes in operating assets and liabilities,
       net of disposition of business:
         Accounts receivable, net                             (1,144,000)         (5,663,000)         (3,150,000)
         Inventories                                          (1,632,000)            134,000          (3,710,000)
         Prepaid and other current assets                        764,000            (900,000)         (2,047,000)
         Accounts payable and accrued expenses                  (463,000)          1,857,000             330,000
         Customer deposits                                    (1,936,000)         (4,073,000)          7,855,000
                                                             -----------         -----------         -----------
Net cash provided by (used in) operating activities           (2,153,000)         (2,801,000)            630,000
                                                             -----------         -----------         -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment             (1,249,000)         (2,422,000)         (1,880,000)
     Proceeds from cancellation of key-man policies                   --           1,248,000                  --
     Proceeds from notes receivable                                   --                  --             350,000
     Sale of investment in affiliate                                  --                  --           3,991,000
     Proceeds from sales of assets                                37,000              34,000             753,000
                                                             -----------         -----------         -----------
Net cash provided by (used in) investing activities           (1,212,000)         (1,140,000)          3,214,000
                                                             -----------         -----------         -----------
Cash flows from financing activities:
     Short-term borrowings, net                                2,519,000           4,262,000          (2,775,000)
     Exercise of stock options                                   166,000                  --                  --
     Payments under capital lease obligations                         --             (76,000)            (72,000)
     Proceeds from borrowing of cash surrender value                  --                  --             189,000
                                                             -----------         -----------         -----------
Net cash provided by (used in) financing activities            2,685,000           4,186,000          (2,658,000)
                                                             -----------         -----------         -----------
Effect of currency rate changes on cash                         (138,000)           (107,000)             55,000
                                                             -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents            (818,000)            138,000           1,241,000
                                                             -----------         -----------         -----------
Cash and cash equivalents at beginning of year                 1,701,000           1,563,000             322,000
                                                             -----------         -----------         -----------
Cash and cash equivalents at end of year                     $   883,000         $ 1,701,000         $ 1,563,000
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

     Approximately 85% of the Company's sales is attributable to the semiconductor industry, which can experience cyclical fluctuations. A prolonged decline in the semiconductor industry could have a materially adverse effect on the Company's operating results.

Fiscal Year
-----------

     Effective July 1, 1996, the Company changed its fiscal year end from June 30 to a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1997 fiscal year ended June 28, whereas the previous two fiscal years ended on June 30.

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

      The Company performs ongoing credit evaluations of its customers' financial condition and, under certain conditions, requires collateral from its foreign unaffiliated customers in the form of irrevocable letters of credit or other acceptable guarantees. With regard to the Company's Components segment, concentrations of trade credit risk are limited due to the large number of customers and their dispersion across many different geographical regions. In the Company's Crystal Growing Systems segment, customers belonging to an affiliated group of companies, some foreign and some domestic, accounted for 65.6% of that segment's fiscal 1997 net sales (41.3% of consolidated net sales) and 39.9% of gross consolidated accounts receivable at June 28, 1997.

      Additionally, the Company has made advance payments to suppliers for inventory aggregating $1,341,000 at June 28, 1997.

Inventories
-----------

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following elements at June 28, 1997 and June 30, 1996:
                                                            1997            1996
                                                            ----            ----
       Raw materials and purchased parts             $ 8,082,000     $ 6,845,000
       Work-in-process                                 2,962,000       3,188,000
       Finished goods                                  4,219,000       3,796,000
                                                     -----------     -----------
                                                     $15,263,000     $13,829,000
                                                     ===========     ===========

       The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At June 28, 1997, outstanding purchase commitments pursuant to these contracts totaled approximately $15,000,000.

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

      Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts. Gains or losses on disposition are reflected in other income (expense) at the time of disposition.

      Property, plant and equipment consisted of the following at June 28, 1997 and June 30, 1996:

                                                         1997               1996
                                                         ----               ----
      Land                                       $    321,000       $    321,000
      Buildings and improvements                    8,033,000          6,633,000
      Machinery and equipment                       5,399,000          4,420,000
      Furniture, fixtures and vehicles              5,408,000          5,263,000
      Construction in process                         177,000          1,730,000
                                                 ------------        -----------
                                                   19,338,000         18,367,000
      Less:  Accumulated depreciation
           and amortization                        10,961,000          9,583,000
                                                   ----------        -----------
                                                  $ 8,377,000        $ 8,784,000
                                                  ===========        ===========

Intangible Assets
-----------------

      At June 28, 1997, the Company had recorded goodwill in an amount of $1,064,000, which is included on the accompanying balance sheet with other assets, resulting from the acquisition in fiscal 1989 of AP&T. This amount is being amortized over a 16 year life on a straight line basis.
Accumulated amortization as of June 28, 1997 amounted to $514,000.

      All other intangible assets, including patents and trademarks, are recorded at cost and amortized on a straight-line basis over their estimated useful lives, generally ten years.

Income Taxes
------------

      Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Taxes are not provided on undistributed income of subsidiaries not consolidated for U.S. tax purposes as it is intended that such earnings will remain invested in those companies or, if distributed, the tax effect would not be material. As of June 28, 1997, each of these subsidiaries had an accumulated loss.

Revenue Recognition
-------------------

      The Company generally recognizes product revenue upon shipment of products to the customer. Royalty revenue is recognized as it is earned.

Product Development Expenses
----------------------------

      Product development expenditures are charged to expense when first incurred. The Company incurred $2,033,000, $1,723,000 and $1,479,000 in product development during 1997, 1996 and 1995, respectively.

Translation Of Foreign Currencies
---------------------------------

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement No. 52, Foreign Currency Translation. All balance sheet accounts of foreign subsidiaries whose functional currency is other than the U.S. dollar have been translated at year-end exchange rates. Income statement amounts have been translated at average exchange rates during the year. Translation gains and losses have been accumulated as a separate component of stockholders' equity. Transaction gains and losses of foreign subsidiaries whose functional currency is the U.S. dollar have been charged directly to operations as incurred.

Foreign Exchange Contracts
--------------------------

      The Company from time to time enters into foreign exchange contracts to hedge against adverse exchange losses on certain assets or liabilities denominated in a foreign currency. Market value gains and losses are recognized, with the resulting credit or debit offsetting foreign exchange gains or losses on those instruments. At June 28, 1997, there was one foreign exchange contract outstanding, in which there was no material exchange gain or loss.

Other Income (Expense)
----------------------

      Other income (expense) consisted of the following for the years ended June 28, 1997 and June 30, 1996 and 1995:

                                               1997              1996              1995
                                          ---------         ---------         ---------
      Foreign transaction gains
       (losses)                           $(217,000)        $  33,000         $ 260,000
      Gain on sale of fixed assets           16,000             9,000             4,000
      Other                                 (67,000)         (229,000)         (234,000)
                                          ---------         ---------         ---------
                                          $(268,000)        $(187,000)        $  30,000
                                          =========         =========         =========

      Stock-based Compensation
      ------------------------

      The Company has stock-based compensation programs and has elected to account for them in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, except for restricted stock awards, recognizes no compensation expense for the stock option grants (See Note H).

Earnings Per Share
------------------

      Net income per share for fiscal 1997, 1996, and 1995 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents.

Statement Of Cash Flows
-----------------------

      For the years ended June 28, 1997 and June 30, 1996 and 1995, cash payments for income taxes amounted to $473,000, $290,000 and $121,000, respectively. Cash payments for interest in each of the three years amounted to $795,000, $421,000 and $427,000, respectively.

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

Impact Of Recently Issued Accounting Standards
----------------------------------------------

      In February 1997, the FASB issued Statement No. 128, Earnings per Share, which must be adopted by the Company in fiscal 1998, and which establishes standards for computing and presenting earnings per share by simplifying previous standards and making them comparable to international standards. The Company will then be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This change would not have affected the primary earnings per share calculation for the years ended June 28, 1997 and June 30, 1995, but it would have increased primary earnings per share by $.01 for the year ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

       In February 1997, the FASB also issued Statement No. 129, Disclosure of Information about Capital Structure, which must also be adopted by the Company in fiscal 1998. Statement 129 establishes standards for disclosing information about the Company's capital structure.

      In July 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Both statements must be adopted by the Company in fiscal year 1999. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Statement No. 131 changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers.

      The Company believes that the adoption of these standards is not likely to have a material impact on the Company's financial position or results of operations.

Reclassifications
-----------------

      Certain amounts for 1996 have been reclassified to conform to 1997 presentation.

Fourth Quarter Adjustments
--------------------------

      The Company made adjustments to its financial statements in the fourth quarter ended June 28, 1997 which included approximately $570,000 in valuation reserves for slow moving inventory and anticipated field costs resulting from the delivery of new equipment. Additionally, the Company recorded a $1,200,000 tax benefit resulting from a reduction of the valuation allowance against deferred tax assets (See Note D).


B. NONRECURRING OPERATING TRANSACTIONS

VSE
---

      In September 1994, management decided to discontinue the operations of VSE, its majority owned subsidiary in Austria, due to prolonged operating losses and its inability to compete effectively in the standard vacuum-valve industry. In the process of liquidating the subsidiary, VSE went into technical receivership and, in October, the minority owner acquired the business out of receivership and assumed all of its liabilities. The loss from operations of VSE in fiscal 1995 until the date of abandonment of $205,000, in addition to the one-time gain on the abandonment of $61,000, have been presented on the Consolidated Statement of Operations for the year ended June 30, 1995 as nonrecurring operating expenses.

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

C. CASH VALUE OF LIFE INSURANCE

      During fiscal 1988 and 1989, the Company invested an aggregate of $5,000,000 in six single premium life insurance policies on the lives of Dr. Ronald Moskowitz, a former CEO, and Mr. Frank Bloom, a former CFO. The policies yielded a minimum guaranteed rate of return of 6.0%, less a nominal charge for the cost of insurance. Under the terms of certain insurance loan agreements relating to these policies, this former CEO and CFO were given the right to borrow specified amounts annually from the insurance company, to a specified date, and the former officers' estates were beneficiaries of the policies to the extent of their respective borrowing rights. The allowable borrowings under these policies approximated the earnings accruing to the Company. The Company did not recognize earnings under these policies to the extent they were subject to the executive borrowing rights.

      During 1996, the Company entered into a settlement agreement with Dr. Moskowitz which, among other things, required the transfer of ownership in two of these policies to the former CEO and the cancellation of the remaining two policies on his life. The transferred policies had no carrying value on the Company's books and, accordingly, the Company did not incur a charge on the transfer (See Note J). Upon cancellation of the other two policies, the Company received the net cash value of approximately $1,248,000.

      At June 28, 1997, the remaining two policies on the life of the former CFO had an aggregate cash value of $1,931,000, against which the Company had $1,908,000 in loans and accrued interest outstanding at an interest rate of 8%.

      In addition, the Company has recorded its interest in the value of other key man life insurance policies under split-dollar agreements with the aforementioned former CEO of $1,728,000 and $1,699,000 at June 28, 1997 and June 30, 1996, respectively. This former CEO's estate is the principal beneficiary of the aggregate face value of these policies of approximately $8,000,000, from which the Company will receive, upon death or surrender, an amount approximating the cash surrender value of the policies at that time.


D. INCOME TAXES

      Income before income taxes for the years ended June 28, 1997 and June 30, 1996 and 1995 was taxed in the following jurisdictions:

                               1997                 1996                 1995
                        -----------          -----------          -----------
      Domestic          $   371,000          $ 4,000,000          $ 1,012,000
      Foreign               126,000              307,000             (445,000)
                        -----------          -----------          -----------
      Total             $   497,000          $ 4,307,000          $   567,000
                        ===========          ===========          ===========

Significant components of the provision for income taxes (benefit) are as follows:


                                     1997                  1996                 1995
                              -----------           -----------          -----------
      Current:
            Federal           $   (48,000)          $   133,000          $        --
            State                  54,000               233,000               20,000
            Foreign                19,000               121,000              273,000
                              -----------           -----------          -----------
      Total current                25,000               487,000              293,000
                              -----------           -----------          -----------
      Deferred:
            Federal            (1,200,000)                   --                   --
            State                      --                    --                   --
            Foreign                    --                    --             (615,000)
                              -----------           -----------          -----------
      Total deferred           (1,200,000)                   --             (615,000)
                              -----------           -----------          -----------
      Total                   $(1,175,000)          $   487,000          $  (322,000)
                              ===========           ===========          ===========

      The following is a reconciliation between the statutory provision for federal income taxes and the effective income taxes for the years ended June 28, 1997 and June 30, 1996 and 1995:

                                                                   1997                  1996                  1995
                                                            -----------           -----------           -----------
      Income tax expense at federal statutory rate          $   169,000           $ 1,464,000           $   193,000

      Change in valuation allowance                          (1,190,000)           (1,180,000)           (1,629,000)
      Settlement of stockholders' class
            action suit                                              --                    --             1,247,000
      State income tax, net of federal tax benefit               36,000               153,000                20,000
      Foreign income taxes at differing
            statutory rates                                     (24,000)               17,000              (342,000)
      Other                                                    (166,000)               33,000               189,000
                                                            -----------           -----------           -----------
      Income tax expense (benefit)                          $(1,175,000)          $   487,000           $  (322,000)
                                                            ===========           ===========           ===========

The components of the net deferred tax asset as of June 28, 1997 and June 30, 1996 were as follows:

      Deferred tax assets:                                         1997                   1996
                                                           ------------           ------------
          Net operating loss carryforwards                 $ 10,443,000           $ 10,689,000
          Capital loss carryforward                           1,821,000              1,766,000
          Compensation related items                            167,000                235,000
          Investment writedowns                                 631,000                612,000
          Valuation allowances                                  210,000                160,000
          Inventories                                         1,155,000              1,016,000
          Research & development credits                        150,000                150,000
          Alternative minimum tax credits                       186,000                172,000
          Other                                                 207,000                340,000
                                                           ------------           ------------
      Total deferred tax assets                              14,970,000             15,140,000
      Valuation allowance for deferred tax assets           (12,027,000)           (13,217,000)
                                                           ------------           ------------
      Net deferred tax assets                                 2,943,000              1,923,000
      Deferred tax liabilities:
          Depreciable assets                                   (965,000)            (1,118,000)
          Other                                                (163,000)              (190,000)
                                                           ------------           ------------
      Total deferred tax liabilities                         (1,128,000)            (1,308,000)
                                                           ------------           ------------
      Net deferred tax assets                              $  1,815,000           $    615,000
                                                           ============           ============

      FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,027,000 has been established at June 28, 1997. Reported earnings in 1997 and projected earnings in 1998 partially alleviated this uncertainty and, accordingly, resulted in a reduction in the valuation allowance and a corresponding reduction in income tax expense of $1,200,000 for the year ended June 28, 1997. The valuation allowance relating to a foreign deferred tax asset was reduced by $615,000 during 1995.

      As of June 28, 1997, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $25,576,000, and for foreign income tax purposes of approximately $5,073,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.


E. SHORT TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

      As of June 28, 1997 and June 30, 1996, the Company and its subsidiaries have the following debt obligations outstanding:

                                                                1997                 1996
                                                         -----------          -----------
      Revolving line of credit                           $ 6,170,000          $ 2,500,000
      1984 Industrial Revenue Bond                         5,000,000            5,000,000
      Bank notes                                             611,000            1,762,000
                                                         -----------          -----------
                                                          11,781,000            9,262,000
      Less: current portion of debt obligations            6,781,000            4,262,000
                                                         -----------          -----------
      Long term debt obligations                         $ 5,000,000          $ 5,000,000
                                                         ===========          ===========

      In fiscal 1985 and 1986, the Company secured long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB") and a $2,500,000 Fixed Rate (7.25%) Industrial Revenue Bond ("FRIRB" and, together with the VRIRBs, the "IRBs"), respectively. The VRIRB is subject to a variable rate of interest generally keyed to short-term nontaxable rates, and has a seven day call feature. The interest rate at June 28, 1997 was 4.9%. The proceeds from these bonds were used to fund the construction of the Company's Nashua, New Hampshire facility and the purchase of machinery and equipment. The VRIRB is payable in full on September 1, 2004 and is guaranteed by a bank stand-by letter of credit (through August 15, 1998) which is a part of the credit facility extended to the Company by a bank as described below.

      On June 30, 1994, the Company entered into a credit facility with a bank which provided the Company with a total credit of approximately $7,900,000, including approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 VRIRB, and a $2,500,000 revolving line of credit for working capital purposes. As further discussed below, in December 1996, the credit facility was amended and increased. The stand-by letter of credit has a term of five years with a fee of 1% per year and the revolving line of credit carries an interest rate at the bank's prime rate plus 1% with a fee of 1/8% on the unused portion. The credit facility is collateralized by substantially all of the assets of the Company. At June 30, 1996, the entire $2,500,000 was outstanding on the revolving line of credit at an interest rate of 9.25%.

      During 1996, the Company borrowed $1,000,000, in the form of a demand note with its bank, for working capital purposes to supplement the revolving line of credit which was fully borrowed. The note was payable on demand and bore interest at the bank's prime plus 1% (9.25% at June 30, 1996) and was collateralized by substantially all of the assets of the Company. Also as discussed below, this demand note was consolidated into an increased line of credit in December 1996.

      Also during 1996, the Company borrowed $800,000 in the form of an installment note with its bank in order to finance the capital expansion of its in-house machine shop. The note, which is payable upon demand, is being amortized in 59 monthly installments of $16,899 with a final payment on January 25, 2001 of $21,151. The note bears interest at 9.75% and is collateralized by the machinery and equipment acquired. At June 28, 1997, the balance on this note was $611,000.

      In December 1996, the bank agreed to increase the Company's revolving line of credit agreement from $2,500,000 to $8,500,000, which included the consolidation of the $1,000,000 demand note outstanding at the end of 1996. Interest on the line is at prime plus 1% (9.5% at June 28, 1997). Under the new arrangement with its bank, the Company has available to it a total credit facility of approximately $13,900,000, which includes the $5,400,000 standby letter of credit for the Company's VRIRB and the revolving line of credit. The credit facility is collateralized by substantially all of the assets of the Company. At June 28, 1997, there was approximately $6,170,000 outstanding under the revolving line of credit agreement.

      In February 1997, the Company obtained an additional increase of approximately $1,500,000 in the credit facility from its bank in the form of a stand-by letter of credit to secure a customer prepayment received with an order for crystal growing systems. The letter of credit carries a fee of $17,300 and will be reduced by the amount of the prepayment for each system upon shipment. The systems are expected to ship before the end of calendar 1997.

      In addition, the Company, through its wholly-owned foreign subsidiaries, has various short-term facilities with local banks totaling approximately $2,000,000 at June 28, 1997. Approximately $329,000 was borrowed against one of these facilities during fiscal 1997, and repaid prior to the end of the fiscal year. No borrowings were made against these short-term facilities during 1996. The weighted average interest rates during the year on these facilities ranged from 7.4% to 9.0% and the interest rates at June 28, 1997 ranged from 7.0% to 9.5%.


F. COMMITMENTS AND CONTINGENCIES

      The Company has entered into operating leases for office space and equipment. Future minimum lease payments for the five years subsequent to fiscal 1997 amount to: $315,000 in 1998; $116,000 in 1999; $104,000 in 2000; $104,000
in 2001; and $73,000 in 2002. Rent expense under operating leases amounted to $489,000 in 1997, $459,000 in 1996, and $336,000 in 1995.

      During 1997, the Company terminated its agreement to lease to a third party approximately 11,000 square feet of its headquarters office in Nashua in exchange for payment to the tenant of

$100,000, which was charged to operations during fiscal 1997. The Company received total lease payments of $28,000 in 1997 from this third party.

      As part of the sale, in June 1990, of the Company's former UK subsidiary, AF Technologies, Ltd. (AF), the Company agreed to provide a guarantee of the lease of AF's' facility. On June 26, 1992, the Company entered into a new agreement with the landlord of the property, whereby the Company would provide a British Pound Sterling (P) 300,000 guarantee, over the next ten years, for a new tenant under the lease, allowing AF to vacate the premises and relocate to a less expensive location. On July 2, 1992, the Company deposited P300,000 into an escrow account, which currently earns interest at a rate of 2.2%, pursuant to the terms of the guarantee. The Company would be relieved of this obligation before the ten-year expiration date if the new tenant were to attain certain minimum pretax operating results over any period of three consecutive years. The Company has provided a reserve in the amount of $265,000 against this deposit in recognition of the uncertainty surrounding the ultimate collectibility of the amount.

      In June 1997, the Company was notified by the landlord of the property that the tenant had accumulated approximately $112,000 of arrearages under the lease, and that the landlord intended to draw that amount from the deposit. After consulting with counsel in Great Britain, the Company believes that the ultimate resolution of this issue will be within the reserve established and, thus, the Company has made no additional provision.

      At June 28, 1997, the Company had possible indemnification liabilities to its former CFO in connection with the single premium, paid-up life insurance policies described in Note C. The unrecorded portion of this contingent liability ranges from a nominal amount to $150,000.


G. COMMON STOCK

      At June 28, 1997, an aggregate of 793,054 shares of the Company's common stock had been reserved for issuance in connection with the nonqualified and incentive stock option plans, the restricted stock plan and stock purchase warrants outstanding (See Note H).

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

H. EMPLOYEE BENEFIT PLANS

Restricted Stock Plan
---------------------

      In 1994, the Board of Directors adopted, and the stockholders approved, the Ferrofluidics Corporation 1994 Restricted Stock Plan (the "Restricted Stock Plan"). Persons eligible to participate in the Restricted Stock Plan are those full or part-time officers and other employees of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. Under the Restricted Stock Plan, the maximum number of shares of common stock that may be reserved and authorized for issuance by the Board of Directors may not exceed five percent of the total number of outstanding shares of common stock at the time of any award of restricted stock. Upon adoption of the plan, the Board of Directors initially reserved and authorized 271,000 shares of common stock for issuance, which represented not more than five percent of the outstanding shares of common stock as of the date of adoption. The grants were valued at the fair market value of the common stock on the date of grant and vest at a rate of 33-1/3% per year beginning one year from the date of grant. The charge to operations in connection with these restricted stock awards for the years ended June 28, 1997 and June 30, 1996 and 1995 amounted to $511,000, $467,000 and $290,000, respectively.

      A summary of the changes in outstanding shares of restricted stock for the years ended June 28, 1997 and June 30, 1996 and 1995 is set forth below:

                                                            Weighted
                                                 Shares    Average Price
                                                 ------    -------------
      OUTSTANDING, JUNE 30, 1994                121,096      $ 5.00
          Granted                               102,580        6.04
          Forfeited                              (5,940)       5.00
          Vested                                (38,385)       5.00
                                                -------
      OUTSTANDING, JUNE 30, 1995                179,351      $ 5.60
          Granted                                40,000        9.75
          Forfeited                              (3,400)       5.00
          Vested                                (70,878)       5.55
                                                -------
      OUTSTANDING, JUNE 30, 1996                145,073      $ 6.80
          Granted                                10,000       12.50
          Forfeited                              (2,454)       8.87
          Vested                                (93,762)       6.56
                                                -------
      OUTSTANDING, JUNE 28, 1997                 58,857      $ 8.06
                                                =======

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

      In June 1995, the Board of Directors adopted the Ferrofluidics Corporation 1995 Nonqualified Stock Option Plan (the "1995 Plan") with the intent to replace options that had been granted under the 1984 Plan which were expected to expire during 1996. Neither directors nor employees of the Company who are subject to the provisions of Section 16 of the Securities and Exchange Act of 1934 are eligible to participate in the 1995 Plan and awards under the 1995 Plan consist only of nonqualified options to purchase shares of the Company's common stock. Under the 1995 Plan, 100,000 shares of the Company's common stock were made available for grant.

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

      Generally, options granted by the Company are exercisable at rates of 25% to 100% per year commencing one or two years after the date of the grant, and expire from five to ten years from the grant date. A summary of the changes in outstanding stock options under the three plans discussed above for fiscal 1995, 1996 and 1997 is set forth below:

                                                                                                  Weighted Average
                                                         Shares                                    Exercise Price
                                 ------------------------------------------------------------    ------------------
                                                                     "1995
                                                                    Incentive
                                 "1984 Plan"     "1995 Plan"        Plan"            Total
                                 ------------------------------------------------------------
OUTSTANDING, JUNE 30, 1994         253,768               --               --          253,768            $11.85
Granted                                 --               --          255,550          255,550              9.17
Canceled/expired                   (13,640)              --               --          (13,640)            10.89
Exercised                               --               --               --               --                --
                                  --------         --------         --------         --------

OUTSTANDING, JUNE 30, 1995         240,128               --          255,550          495,678            $10.49
Granted                              4,125           71,925          151,000          227,050             12.01
Canceled/expired                   (56,324)              --           (1,000)         (57,324)             8.17
Exercised                               --               --               --               --                --
                                  --------         --------         --------         --------

OUTSTANDING, JUNE 30, 1996         187,929           71,925          405,550          665,404            $11.21
Granted                                 --               --           95,210           95,210              8.41
Canceled/expired                   (58,416)         (11,363)         (20,500)         (90,279)            13.23
Exercised                          (33,138)              --               --          (33,138)             5.00
                                  --------         --------         --------         --------

OUTSTANDING, JUNE 28, 1997          96,375           60,562          480,260          637,197            $10.83
                                  ========         ========         ========         ========

      The following table summarizes information about stock options outstanding at June 28, 1997:

                                                    Options Outstanding          Options Excercisable
                                                ----------------------------    ----------------------
                                                Weighted Average    Weighted                  Weighted
                                                  Remaining          Average                   Average
    Range of                                     Contractual        Exercise                  Exercise
Exercise Prices                     Shares      Life (In Years)      Price      Shares          Price
---------------                     ------      ---------------      -----      ------          -----

$ 7.63 - $10.21                     394,947          7.71           $ 9.08      190,322         $ 9.38
$11.00 - $15.25                     242,250          5.80           $13.68      177,250         $13.79

$ 7.63 - $15.25                     637,197          6.98           $10.83      367,572         $11.51

      As of June 28, 1997 and June 30, 1996 and 1995, options to purchase 367,572, 326,729 and 195,641 shares were exercisable at a weighted average exercise price of $11.51, $11.08 and $10.60 per share, respectively.

Stock Purchase Warrants
-----------------------

      Stock purchase warrants have been granted by the Board of Directors to officers, directors, key employees and to consultants of the Company, with the exercise price of the warrant not less than the fair market value of the stock on the date of grant. At June 28, 1997 and June 30, 1996 and 1995, 97,000 shares, 259,829 shares and 281,267 shares, respectively, of common stock were reserved for issuance upon the exercise of outstanding stock purchase warrants at prices, and subject to expiration dates, as set forth below:

                     Shares
-----------------------------------------------------
June 28, 1997        June 30, 1996      June 30, 1995        Price         Expiration Date
-------------        -------------      -------------        -----         ---------------
              -                  -             10,000        $8.50         September 3, 1995
              -                  -              9,188         5.00         October 10, 1995
              -                  -              4,250        10.00         March 13, 1996
              -                  -             12,500         9.13         April 30, 1996
              -              3,000              3,000        14.50         September 29, 1996
              -             37,329             37,329         5.00         October 10, 1996
              -             17,500             17,500        14.00         February 4, 1997
              -             17,500             17,500        14.50         February 24, 1997
              -             40,000             40,000        15.60         February 24, 1997
              -             47,500             47,500        15.63         June 18, 1997
         62,500             62,500             62,500        11.75         August 31, 1997
         20,000             20,000             20,000        11.00         October 27, 1997
         14,500             14,500                  -         9.75         October 10, 2000
       --------           --------           --------
         97,000            259,829            281,267
       ========           ========           ========

      A summary of the changes in outstanding stock purchase warrants for the three years ended June 28, 1997 is set forth below:

                                                                           Weighted Average
                                                             Shares         Exercise Price
                                                             ------         --------------
      OUTSTANDING, JUNE 30, 1994                             296,142            $12.06
          Granted                                                 --                --
          Canceled/expired                                   (14,875)            15.78
          Exercised                                               --                --
                                                           ---------
      OUTSTANDING, JUNE 30, 1995                            281,267             $11.87
          Granted                                            14,500               9.75
          Canceled/expired                                   (35,938)             8.00
          Exercised                                               --                --
                                                           ---------
      OUTSTANDING, JUNE 30, 1996                            259,829             $12.28
          Granted                                                 --                --
          Canceled/expired                                  (162,829)           $12.87
          Exercised                                               --                --
                                                           ---------
      OUTSTANDING, JUNE 28, 1997                              97,000            $11.30
                                                           =========

      At June 28, 1997, all 97,000 warrants were exercisable at a weighted average price of $11.30.

      In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Under this Statement, the Company had a choice of adopting a fair-value based method of accounting for employee stock-based compensation plans, as established by FAS 123, or retaining the intrinsic value-based method in accordance with APB Opinion No. 25 ("APB 25"), provided certain pro forma disclosures were made. The Company chose to retain the intrinsic value-based method of accounting for stock-based compensation in accordance with APB 25 and adopted the pro-forma disclosure provisions of FAS
123. Accordingly, no compensation expense has been recognized for stock option awards or warrants as they are granted at prices not less than fair market value of the stock on the date of grant.

      The following pro-forma disclosures required by FAS 123 have been prepared as if the Company accounted for the stock options and warrants using the fair-value method of accounting (in thousands, except per share data):

                                                    Year Ended June
                                                    ---------------
                                                  1997           1996

      Net Income
          As reported                          $ 1,672        $ 3,820
          Pro-forma                                603          2,938
      Net Income per share
          As reported                          $  0.27        $  0.61
          Pro-forma                               0.10           0.47

      The fair value of each option and warrant is estimated on the date of grant using the following weighted-average assumptions in fiscal 1997 and 1996:

                                                                     1997           1996
                                                                     ----           ----

      Risk-free interest rate                                         6.12%          6.08%
      Expected stock price volatility                                60.0 %         60.0 %
      Expected life of options and warrants (years)                   4.3            4.1

      The weighted average fair value of options granted during the years ended June 28, 1997 and June 30, 1996 were $4.47 and $6.21, respectively. For purposes of this disclosure, the Company amortizes the fair value of the options and warrants over the vesting period of the option or warrant. In estimating the fair value of each option, the Company uses the Black-Scholes option valuation method. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, and because the FAS 123 fair value-based method of accounting has not been applied to options and warrants granted prior to July 1, 1996, the resulting pro-forma compensation costs are not necessarily indicative of costs to be expected in future years.

Deferred Income (401-K) Plan
----------------------------

      The Company has an elective employees savings plan for all eligible employees. Ferrofluidics Corporation Tax Savings Deposit and Investment Plan (the "401-k Plan") is a qualified trust under Section 401(a) of the Internal Revenue Code and is, therefore, exempt from federal income taxes under the provisions of Section 501(a). The 401-k Plan allows an employee to contribute between 1% and 20% of his or her salary and bonus to the 401-k Plan, up to a maximum of $9,500 (for calendar 1997) per year (subject to annual adjustments based on increases in the consumer price index over the 1988 base year). In December 1993, the Board of Directors approved an annual Company match, effective January 1, 1994, of 50% of an employee's contribution of up to 4% of the employee's salary. In fiscal 1997, 1996 and 1995, the Company made matching contributions to the Plan, and corresponding charges to operations, in the amounts of $155,000, $208,000 and $92,000, respectively. The 401-k Plan consists of two equity funds, a fixed income fund, a balanced fund and a money market fund, and participants may choose to split their investments among funds.


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

      Segment operating profit (loss) includes all costs and expenses directly related to the segment. General corporate expenses principally represent the costs associated with managing all industry segments and cannot be specifically identified with a particular industry segment. General corporate assets consist primarily of cash and cash equivalents, restricted cash, notes receivable, deferred income tax assets, certain fixed assets, and other non-current assets, including cash surrender value of life insurance, net of loans, in the amount of $1,751,000 and $1,731,000 at June 28, 1997 and June 30, 1996, respectively.

      In fiscal 1997, sales by the Systems Division to companies affiliated with MEMC Electronic Materials, Inc. ("MEMC") totaled $28,017,000 and accounted for 41.3% of consolidated product sales. Sales to these and other affiliates of MEMC totaled $45,344,000 and $6,419,000 in fiscal 1996 and 1995, which represented 62.1% and 18.8%, respectively, of consolidated product sales in those fiscal years. Management believes that the loss of this customer, and its affiliates, could have a materially adverse effect on its future results of operations.

      The following table presents financial information for the Company's industry segments for the years ended June 28, 1997 and June 30, 1996 and 1995. All amounts are expressed in thousands of dollars.


                                            FERROFLUIDIC PRODUCTS
                                            ---------------------
                                                            CRYSTAL
                                                            GROWING         THIN FILM
                                         COMPONENTS         SYSTEMS        DEPOSITION    CONSOLIDATED
                                         ----------         -------        ----------    ------------
Year ended June 28, 1997:
-------------------------
Sales to unaffiliated customers           $ 16,685         $ 42,691        $  8,409         $ 67,785
                                                                                            ========

Segment operating profit                     3,699            2,303             (35)        $  5,967
General corporate expenses                                                                    (4,437)
                                                                                            --------
     Operating Income                                                                       $  1,530
                                                                                            ========

Net identifiable assets                     17,641           18,247           2,854         $ 38,742
General corporate assets                                                                       6,259
                                                                                            --------
     Total Assets                                                                           $ 45,001
                                                                                            ========

Depreciation and amortization                1,193              248             161
Capital expenditures                           919              205             125

Year Ended June 30, 1996:
-------------------------
Sales to unaffiliated customers           $ 18,827         $ 45,741        $  8,399         $ 72,967
                                                                                            ========

Segment operating profit                     2,854            4,957             387         $  8,198
General corporate expenses                                                                    (3,261)
                                                                                            --------
     Operating Income                                                                       $  4,937
                                                                                            ========

Net identifiable assets                     15,843           19,018           2,777         $ 37,638
General corporate assets                                                                       5,791
                                                                                            --------
     Total Assets                                                                           $ 43,429
                                                                                            ========

Depreciation and amortization                  794              172             179
Capital expenditures                         1,790              414             218

Year Ended June 30, 1995:
-------------------------
Sales to unaffiliated customers           $ 14,119         $ 11,782        $  8,248         $ 34,149

Royalty revenues                                 6               --              --                6
                                          --------         --------        --------         --------
     Total net sales and revenues           14,125           11,782           8,248         $ 34,155
                                                                                            ========
Segment operating profit                     1,682              646             200         $  2,528
General corporate expenses                                                                    (2,741)
Nonrecurring operating income, net                                                             1,156
                                                                                            --------
     Operating Income                                                                       $    943
                                                                                            ========
Net identifiable assets                     12,594           16,191           3,585         $ 32,370
General corporate assets                                                                       7,159
                                                                                            --------
     Total Assets                                                                           $ 39,529
                                                                                            ========
Depreciation and amortization                  715              168             132
Capital expenditures                         1,885               73             138

       The following is a summary of certain financial data by geographic areas:

                                                UNITED STATES       EUROPEAN      JAPANESE
                                                   OPERATIONS     OPERATIONS    OPERATIONS   ELIMINATIONS        TOTAL
Year ended June 28, 1997
------------------------
Sales to unaffiliated domestic customers        $ 36,101         $     --        $     --         $     --         $ 36,101
Sales to unaffiliated foreign customers            7,880           11,979          11,825               --           31,684
Sales to subsidiaries                             12,390               --              --          (12,390)              --
                                                --------         --------        --------         --------         --------
     Total net sales and revenues                 56,371           11,979          11,825          (12,390)        $ 67,785
                                                                                                                   ========

Geographic operating profit (loss)                 5,891              174             (99)               1         $  5,967
General corporate expenses                                                                                           (4,437)
                                                                                                                   --------
     Operating Income                                                                                              $  1,530
                                                                                                                   ========
Net identifiable assets                           34,466            4,416           2,388           (2,528)        $ 38,742
General corporate assets                                                                                              6,259
                                                                                                                   --------
     Total Assets                                                                                                  $ 45,001
                                                                                                                   ========
Year ended June 30, 1996:
-------------------------
Sales to unaffiliated domestic customers        $ 18,887         $     --        $     --         $     --         $ 18,887
Sales to unaffiliated foreign customers           40,835           12,702             543               --           54,080
Sales to subsidiaries                              3,922               --              25           (3,947)              --
                                                --------         --------        --------         --------         --------
     Total net sales and revenues                 63,644           12,702             568           (3,947)        $ 72,967
                                                                                                                   ========

Geographic operating profit (loss)                 8,459              587            (829)             (19)        $  8,198
General corporate expenses                                                                                           (3,261)
                                                                                                                   --------
     Operating Income                                                                                              $  4,937
                                                                                                                   ========
Net identifiable assets                           33,393            4,208           1,450           (1,413)        $ 37,638
General corporate assets                                                                                              5,791
                                                                                                                   --------
    Total Assets                                                                                                   $ 43,429
                                                                                                                   ========
Year ended June 30, 1995:
-------------------------
Sales to unaffiliated domestic customers        $ 12,737         $     --        $     --         $     --         $ 12,737
Sales to unaffiliated foreign customers            9,919           11,201             292               --           21,412
Sales to subsidiaries                              l,691               --               2           (1,693)              --
Royalty and other revenues                             6               --              --               --                6
                                                --------         --------        --------         --------         --------
     Total net sales and revenues                 24,353           11,201             294           (1,693)        $ 34,155
                                                                                                                   ========
Geographic operating profit (loss)                 2,882              510            (826)             (38)        $  2,528
General corporate expenses                                                                                           (2,741)
Nonrecurring operating income, net                                                                                    1,156
                                                                                                                   --------
     Operating Income                                                                                              $    943
                                                                                                                   ========
Net identifiable assets                           28,107            4,917             247             (901)        $ 32,370
General corporate assets                                                                                              7,159
                                                                                                                   --------
     Total Assets                                                                                                  $ 39,529
                                                                                                                   ========

J. LITIGATION

Shareholder Class Action Lawsuits
---------------------------------

      In August and September 1993, four actions were brought against the Company and certain of its officers and former officers. These actions alleged violations of federal securities law, fraud and deceit and negligent misrepresentation based upon alleged misrepresentations in certain statements made by the Company in various public documents. The actions were consolidated in the federal district court in Massachusetts in March 1994, and in June 1994, a Consolidated Amended Complaint was filed in the actions.

      On June 23, 1994, the parties entered into a Stipulation of Settlement which provided for the settlement of all of the actions and a release of all claims which were made or could have been made in the litigation. In exchange, the Company agreed to issue 600,000 shares of its common stock and other defendants agreed to pay $3,110,000 in cash. The settlement of these actions on these terms was approved by the Court in August 1994, and the settlement became effective on September 23, 1994.

Securities and Exchange Commission
----------------------------------

      In February 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period from January 1, 1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons have violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order is whether publicity about the Company, including research reports, was published without fully disclosing consideration given or received therefore. The order also indicates that the inquiry will examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities in public filings made by the Company (including the financial statements contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Throughout the investigation, the Company has cooperated fully with the SEC's inquiry. In June 1997, the SEC completed its investigation with respect to the Company and on June 23, 1997, the Company entered into a Consent and Understanding, whereby it agreed to be permanently enjoined from violating the federal securities laws. The Company is continuing to cooperate with the SEC as it completes its investigation with respect to certain unnamed persons.

Former Management
-----------------

      In March 1993, a special committee of three outside directors was appointed by the Company's Board of Directors to conduct an internal investigation, with the assistance of counsel retained by that committee. In connection with the investigation, in September 1993, the Company announced the retirement of Dr. Ronald Moskowitz, its then Chairman and Chief Executive Officer, and that the Company and Dr. Moskowitz had entered into a Termination Agreement that superseded his previous employment agreement. Pursuant to the agreement, the former CEO was to receive payments aggregating $725,000 over the four years ended June 30, 1997 in advisory fees The Company charged the entire $725,000 to nonrecurring operating charges in fiscal 1994. During fiscal 1996 and 1995, the Company made cash payments under this agreement totaling $37,000 and $200,000, respectively.

      In September 1995, the Company and the former CEO entered into a agreement (the "Settlement Agreement") to amend the Termination Agreement and accelerate the termination of his relationship with the Company. Among other things, the Settlement Agreement required (i) the extension of the former CEO's covenant-not-to-compete to June 30, 2000, (ii) a payment to the former CEO of $196,000 in full satisfaction of the $213,000 in remaining payments owed him under the Termination Agreement, (iii) a payment to the former CEO of $150,000 in full satisfaction of a $200,000 legal indemnification, and (iv) the transfer, to the former CEO, of the Company's ownership in two single premium, paid-up life insurance policies on his life (See Note C).


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

(a)   FINANCIAL STATEMENT SCHEDULES
      for the years ended June 28, 1997 and June 30, 1996 and 1995                            PAGE

      Schedule II - Valuation and Qualifying Accounts                                           56

      Financial statement schedules other than that listed above are omitted because they are either not required or not applicable or the required information is shown in the financial statements or notes thereto. The above financial schedule does not include discontinued operations.

(b)   REPORTS ON FORM 8-K
      -------------------

      No reports on Form 8-K have been filed by the Company during the last quarter of the year ended June 28, 1997.

(c)   EXHIBITS
      --------

3.1 Restated Articles of Organization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-18 (Registration No. 2-72394-B), filed May 19, 1981 (the "1981 Registration Statement").

3.2 Articles of Amendment, filed November 19, 1980, increasing the authorized shares of Common Stock (incorporated by reference to Exhibit
        2.2 to the 1981 Registration Statement).

3.3 Articles of Amendment, filed February 19, 1981, further increasing the authorized shares of Common Stock (incorporated by reference to Exhibit
        2.3 to the 1981 Registration Statement).

3.4 Articles of Amendment, filed November 21, 1985, further increasing the authorized shares of Common Stock (incorporated by reference to Exhibit 4E to the Registrant's Registration Statement on Form S-2 (Registration No. 33-1000), filed October 18, 1985).

3.5 Articles of Amendment, filed November 25, 1987, eliminating certain liabilities of directors and reducing the vote required to effect certain corporate actions (incorporated by reference to Exhibit 4E to the Registrant's Form 10-K for the year ended 6/30/88).

3.6 Articles of Amendment, filed November 14, 1989, effecting reverse stock split and amending terms of Preferred Stock (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-33736), filed March 5, 1990 (the "1990 Registration Statement").

3.7 By-Laws of the Registrant (incorporated by reference to Exhibit 4G to the Registrant's Form 10K for the year ended 6/30/90).

3.8 Certificate of Vote of Directors Establishing the Series A Junior Participating Cumulative Preferred Stock, par value $.001 per share, dated August 3, 1994.(1)

4.1 Shareholder Rights Agreement, dated as of August 3, 1994, between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Registrant's current report on Form 8-K dated August 3, 1994).

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

10.10 Consent and Undertaking of Ferrofluidics Corporation, dated June 20, 1997, In re the matter of the Securities and Exchange Commission vs. Ferrofluidics Corporation, et al, United States District Court, Southern District of New York.(4)

10.11 Amendment Agreement, dated December 23, 1987, to 1985 Letter of Credit Reimbursement Agreement and 1984 Letter of Credit Reimbursement Agreement between the Registrant and Fleet National Bank (incorporated by reference to Exhibit 10I to the Registrant's Form 10-K for the year ended 6/30/89).

10.14 Loan and Trust Agreement, dated September 1, 1984, among the Registrant, The Industrial Development Authority of the State of New Hampshire and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30, 1984).

10.15 Assignment, Assumption and Amendment Agreement, dated June 18, 1991, by and among the Registrant, Chase Manhattan Capital Markets Corporation and Fleet Norstar Securities, Inc. (incorporated by reference to Exhibit 1000 to the Registrant's Form 10-K for the year ended 6/30/91).

10.16 Amendment Agreement, dated October 13, 1990, to 1984 Letter of Credit Reimbursement Agreement and 1985 Letter of Credit Reimbursement Agreement (incorporated by reference to Exhibit 10ZZ to the Registrant's Form 10-K for the year ended 6/30/90).

10.17 Escrow, Pledge and Security Agreement dated January 31, 1991, made by the Registrant in favor of State Street Bank and Trust Company, as Trustee, and Fleet National Bank (incorporated by reference to Exhibit
        10.36 to the 1991 Registration Statement).

10.19 Amended and Restated Employment Agreement, dated May 17, 1996, between the Registrant and Salvatore J. Vinciguerra.(3)

10.20   Consulting Agreement, dated May 1, 1997, between the Registrant and Paul
        F. Avery, Jr.(4)

10.21 License Agreement, dated February 27, 1987, between the Registrant, Ferrofluidics GmbH and Ferrofluidics, Ltd. (incorporated by reference to the Exhibit to the Registrant's Form 8-K dated 5/13/87).

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

10.25 Ferrofluidics Corporation Amended and Restated 1995 Nonqualified Stock Option Plan.(3)

10.26 Employment Agreement, dated September 23, 1996, between the Registrant and William B. Ford.(4)

10.27 First Amendment to Note and Loan Agreement, dated December 3, 1996, by and between the Registrant and Bank of New Hampshire.(4)

10.28 Amended Master Term Note, dated December 3, 1996, by and between the Registrant and Bank of New Hampshire.(4)

10.29 Amendment to Mortgage, dated December 3, 1996, by and between the Registrant and Bank of New Hampshire.(4)

10.30 Amendment to Assignment of Leases, dated December 3, 1996, by and between the Registrant and Bank of New Hampshire.(4)

10.35 Form of Stock Purchase Agreement between the Registrant and certain Selling Stockholders (incorporated by reference to Exhibit 10.53 to Amendment No. 1, filed April 9, 1992, to the Registrant's Registration Statement on Form S-3 (Registration No. 33-46888), filed April 1, 1992 (the "April 1992 Registration Statement").

10.36 Form of Stock Purchase Agreement between the Registrant and certain Selling Stockholders (incorporated by reference to Exhibit 10.54 to Amendment No. 2, filed April 30, 1992, to the April 1992 Registration Statement).

10.37 Form of Stock Purchase Agreement between the Registrant and certain Selling Stockholders (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the April 1992 Registration Statement).

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

10.63 Indemnification Agreement, dated October 1, 1993, between the Registrant and Stephen P. Morin.(2)

10.64 Severance Agreement dated October 1, 1993, between the Registrant and Alvan F. Chorney.(2)

10.66 Amended and Restated Insurance Loan Agreement, dated June 30, 1991, between the Registrant and Ronald Moskowitz (incorporated by reference to Exhibit 10R to the Registrant's Form 10-K for the year ended 6/30/91).

10.67 Amended and Restated Insurance Loan Agreement, dated May 31, 1989, between the Registrant and Frank Bloom (incorporated by reference to Exhibit 10.37 to the 1990 Registration Statement).

10.68 Form of Common Stock Purchase Warrant -- directors and key employees (incorporated by reference to Exhibit 10T to the Registrant's Form 10-K for the year ended 6/30/88).

10.69 Form of Common Stock Purchase Warrant -- employees (incorporated by reference to Exhibit 10U to the Registrant's Form 10-K for the year ended 6/30/88).

10.70 1984 Non-Qualified Stock Option Plan, as amended through December 15, 1992.(2)

10.71 1983 Employee Stock Purchase Plan, as amended through December 14, 1990 (incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1, filed January 23, 1991, to the Registrant's Registration Statement on Form S-8 (Registration No. 2-95090)).

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

27      Financial Data Schedule

(1) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(2) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(3) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(4)   Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize, this 4th day of September, 1997.

                                      FERROFLUIDICS CORPORATION

                                      By: /s/ Salvatore J. Vinciguerra
                                          ----------------------------
                                          Salvatore J. Vinciguerra
                                          Chief Executive Officer and President


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

Signatures                                  Title                                   Dated Signed
----------                                  -----                                   ------------

/s/ Salvatore J. Vinciguerra                Chief Executive Officer,                     9/4/97
----------------------------                President
Salvatore J. Vinciguerra

/s/ William B. Ford                         Vice President Finance                       9/4/97
----------------------------                (Chief Financial Officer)
William B. Ford

/s/ Stephen B. Hazard                       Director                                     9/4/97
----------------------------
Stephen B. Hazard

/s/ Dean Kamen                              Director                                     9/4/97
----------------------------
Dean Kamen

/s/ Howard F. Nichols                       Director                                     9/4/97
----------------------------
Howard F. Nichols

/s/ Robert P. Rittereiser                   Director                                     9/4/97
----------------------------
Robert P. Rittereiser

/s/ Dennis R. Stone                         Director                                     9/4/97
----------------------------
Dennis R. Stone

                                   EXHIBIT 11
                            Ferrofluidics Corporation
                 Statement Re: Computation of Per Share Earnings
          For the Years ended June 28, 1997 and June 30, 1996 and 1995


                                                                 1997                  1996                  1995
                                                                 ----                  ----                  ----

Primary
   Average shares outstanding                               6,234,534             6,196,934             5,563,160
   Net effect of dilutive stock options - based
      on the treasury stock method using
      average market price                                      5,047               116,111                   N/A
                                                           ----------            ----------            ----------
   Total                                                    6,239,581             6,313,045             5,563,160

   Net income                                              $1,672,000            $3,820,000            $  889,000

   Per share amount                                        $      .27            $      .61            $      .16
                                                           ==========            ==========            ==========

Fully Diluted
   Average shares outstanding                               6,234,534             6,196,934             5,563,160
   Net effect of dilutive stock options - based
      on the treasury stock method using
      year-end market price, if higher than
      average market price                                      5,047               156,817                   N/A
                                                           ----------            ----------            ----------
      Total                                                 6,239,581             6,353,751             5,563,160

   Net income                                              $1,672,000            $3,820,000            $  889,000

   Per share amount                                        $      .27              $.60 (A)            $      .16
                                                           ==========            ==========            ==========

(A) Earnings per share assuming full dilution is not presented in the Statement of Operations for 1996 as it is less than 3% more dilutive than the primary computation.

                                   EXHIBIT 21
                  Subsidiaries of the Ferrofluidics Corporation
                               As of June 28, 1997


NAME                                                       PLACE OF ORGANIZATION
----                                                       ---------------------

Advanced Products and Technologies, GmbH                   Nurtingen, Germany
Advanced Products and Technologies, Ltd.                   Oxford, England
Advanced Products and Technologies, S.A.                   Madrid, Spain
Ferrofluidics Japan Corporation                            Tokyo, Japan
Ferrohydrodynamics Corporation                             Massachusetts

                                  EXHIBIT 23.1
                         CONSENT OF INDEPENDENT AUDITORS




     We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-38642) pertaining to the 1983 Employee Stock Purchase Plan, (Form S-8 No. 33-38643) pertaining to the 1984 Non-Qualified Stock Option Plan, and (Form S-8 No. 333-13587) pertaining to the 1995 Stock Option and Incentive Plan, the 1995 Non-Qualified Stock Option Plan, and the 1994 Restricted Stock Plan of Ferrofluidics Corporation of our report dated August 21, 1997, with respect to the consolidated financial statements and schedule of Ferrofluidics Corporation for the year ended June 28, 1997, included in the Annual Report (Form 10-K) for the year ended June 28, 1997.


                                                          /s/ Ernst & Young LLP
Manchester, New Hampshire
September 19, 1997

                                  EXHIBIT 23.2
                       CONSENT OF INDEPENDENT ACCOUNTANTS




     We consent to the incorporation by reference in the Registration Statements of Ferrofluidics Corporation on Form S-8 (File No. 33-38642, File No. 33-38643 and File No. 333-13587) of our report dated August 31, 1995, on our audit of the consolidated financial statements and financial statement schedule of Ferrofluidics Corporation as of June 30, 1995 and for the year ended June 30, 1995, which report is included in this Annual Report on Form 10-K.


                                                    /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
September 19, 1997

                            FERROFLUIDICS CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 JUNE 28, 1997, JUNE 30, 1996 AND JUNE 30, 1995

                           COLUMN A                            COLUMN B               COLUMN C            COLUMN D      COLUMN E
      -------------------------------------------------     ---------------   ----------------------    -----------    ----------
                                                            BALANCE AT          CHARGED      CHARGED                    BALANCE
                                                            BEGINNING          TO COSTS     TO OTHER                   AT END OF
                        DESCRIPTION                         OF PERIOD        AND EXPENSES   ACCOUNTS    DEDUCTIONS      PERIOD
                        -----------                         ---------        ------------   --------    ----------      ------
Year ended June 28, 1997:
-------------------------
 (a)  Amounts deducted from the assets
        to which they apply:
         Reserve for doubtful accounts - trade             $  320,000        $   50,000           --    $  171,000     $  199,000
         Reserve for excess and obsolete inventory            962,000           326,000           --            --      1,288,000
         Reserve for rent guarantee                           265,000                --           --            --        265,000

 (b)  Other Reserves:
        Warranty reserve                                      291,000           550,000           --       438,000        403,000
        Self-Insurance reserve                                113,000                --           --            --        113,000
        Sales related reserve                                 447,000                --           --        53,000        394,000
                                                           ----------        ----------                 ----------     ----------
      Total                                                $2,398,000        $  926,000           --    $  662,000     $2,662,000
                                                           ==========        ==========                 ==========     ==========
Year ended June 30, 1996:
-------------------------
 (a)  Amounts deducted from the assets
        to which they apply:
         Reserve for doubtful accounts - trade             $  357,000        $   28,000           --    $   65,000     $  320,000
         Reserve for excess and obsolete inventory            948,000           240,000           --       226,000        962,000
         Reserve for rent guarantee                           275,000                --           --        10,000        265,000
         Reserve against cash surrender value               1,407,000                --           --     1,407,000             --

 (b)  Other Reserves:
        Warranty reserve                                      384,000                --           --        93,000        291,000
        Self-Insurance reserve                                103,000            10,000           --            --        113,000
        Sales related reserve                                 447,000                --           --            --        447,000
                                                           ----------        ----------                 ----------     ----------
      Total                                                $3,921,000        $  278,000           --    $1,801,000     $2,398,000
                                                           ==========        ==========                 ==========     ==========
Year ended June 30, 1995:
-------------------------
 (a)  Amounts deducted from the assets
        to which they apply:
         Investment valuation reserve                      $  600,000                --           --    $  600,000             --
         Reserve for doubtful accounts - trade                705,000        $   34,000           --       382,000     $  357,000
         Reserve for uncollectible note receivable            432,000                --           --       432,000             --
         Reserve for excess and obsolete inventory          1,372,000           195,000           --       619,000        948,000
         Reserve for rent guarantee                           275,000                --           --            --        275,000
         Reserve against cash surrender value               1,407,000                --           --            --      1,407,000

 (b)  Other Reserves:
        Performance bond reserve                              300,000                --           --       300,000             --
        Insurance Indemnification reserve                     150,000                --           --       150,000             --
        Warranty reserve                                      359,000            55,000           --        30,000        384,000
        Self-Insurance reserve                                 81,000            22,000           --            --        103,000
        Sales related reserve                                 397,000            50,000           --            --        447,000
        Reserve for employee benefit plan                      66,000                --           --        66,000             --
                                                           ----------        ----------                 ----------     ----------
      Total                                                $6,144,000        $  356,000           --    $2,579,000     $3,921,000
                                                           ==========        ==========                 ==========     ==========