Form 10-Q
period 1997-09-30
FERROFLUIDICS CORP
filed 1997-11-12
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from___________________to________________________


                             ----------------------

                       Commission file number      0-10734
                                                   -------

                            FERROFLUIDICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                                  02-0275185
       -------------------------------                       -------------------
       (State or other jurisdiction of                           (I.R.S.Employer
       incorporation or organization                         Identification No.)

       40 Simon Street,
       Nashua, New Hampshire                                               03061
       --------------------------------------                         ----------
       (Address of principal executive offices)                       (Zip Code)

       (Registrant's telephone number, including area code) (603) 883-9800
                                                            --------------

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (1) Yes [X]  No [ ]
                                  (2) Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 31, 1997.


Common Stock, $.004 par value per share                             6,178,262
---------------------------------------                          ---------------
(Class)                                                          (No. of Shares)

                                TABLE OF CONTENTS

                                                                      Page Nos.
                                                                      ---------

Part I.  Financial Information

Item 1.  Financial Statements

            Consolidated Balance Sheets -
            September 27, 1997 and June 28, 1997                              3

            Consolidated Statements of Operations -
            Three Months Ended September 27, 1997 and September 30, 1996      4

            Consolidated Statements of Cash Flows -
            Three months Ended September 27, 1997 and September 30, 1996      5

            Notes to Consolidated Financial Statements                      6-7


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Position                                            8-10


Part II. Other Information                                                   10

Signatures                                                                   11

PART I.  FINANCIAL INFORMATION

ITEM 1.
                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      September 27, 1997 and June 28, 1997


ASSETS                                                       September 27, 1997    June 28, 1997
------                                                       ------------------    -------------
                                                                 (unaudited)           (note)
Current Assets:
   Cash and cash equivalents                                     $ 1,061,000         $   883,000
   Accounts receivable - trade, less allowance
   for doubtful accounts of $210,000 at
   September 27, 1997 and $199,000 at June 28, 1997               13,179,000          13,609,000
   Inventories                                                    14,847,000          15,263,000
   Advances to suppliers                                           1,420,000           1,341,000
   Prepaid and other current assets                                  633,000             474,000
                                                                 -----------         -----------
Total Current Assets                                              31,140,000          31,570,000
                                                                 -----------         -----------
Property, plant and equipment, at cost, net
   of accumulated depreciation of $11,297,000 at
   September 27, 1997 and $10,961,000 at June 28, 1997             8,170,000           8,377,000
Cash value of life insurance                                       1,754,000           1,751,000
Deferred income taxes, net                                         1,815,000           1,815,000
Other assets, principally goodwill                                 1,764,000           1,488,000
                                                                 -----------         -----------
TOTAL ASSETS                                                     $44,643,000         $45,001,000
                                                                 ===========         ===========

LIABILITIES
-----------
Current Liabilities:
   Bank notes payable                                              8,372,000           6,781,000
   Accounts payable                                                4,647,000           5,126,000
   Customer deposits                                               1,164,000           2,426,000
   Accrued expenses                                                3,059,000           3,914,000
                                                                 -----------         -----------
Total Current Liabilities                                         17,242,000          18,247,000
                                                                 -----------         -----------

Long-term debt obligations                                         5,000,000           5,000,000
Other liabilities                                                    171,000             173,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding, none                           --                  --
Common stock, $.004 par value, authorized
   12,500,000 shares, issued and outstanding
   6,178,262 shares at September 27, 1997 and
   at June 28, 1997                                                   25,000              25,000
Additional paid-in capital                                        36,550,000          36,477,000
Retained deficit                                                 (13,315,000)        (13,971,000)
Currency translation adjustments                                  (1,030,000)           (950,000)
                                                                 -----------         -----------
Total Stockholders' Equity                                        22,230,000          21,581,000
                                                                 -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $44,643,000         $45,001,000
                                                                 ===========         ===========



Note: The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 27, 1997 and September 30, 1996
                                   (unaudited)

                                                            1997               1996
                                                            ----               ----

Net sales and revenues                               $15,330,000        $17,469,000
Cost of goods sold                                    10,777,000         11,849,000
                                                     -----------        -----------
                                                       4,553,000          5,620,000

Engineering and product development expenses             952,000          1,563,000
Selling, general and administrative expense            2,447,000          3,242,000
                                                     -----------        -----------
Income from operations                                 1,154,000            815,000

Interest income                                            1,000             18,000
Interest (expense)                                      (247,000)          (163,000)
Other income (expense)                                  (161,000)            13,000
                                                     -----------        -----------

Income before income taxes                               747,000            683,000
Provision for income taxes                                91,000             77,000
                                                     -----------        -----------

Net income                                           $   656,000        $   606,000
                                                     ===========        ===========


Per Share Data:

Net income                                           $      0.11        $       .10
                                                     ===========        ===========

Weighted average common and common equivalent
  shares outstanding                                   6,236,119          6,292,600






The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH
                 FLOWS For the Three Months Ended September 27,
                           1997 and September 30, 1996
                                   (unaudited)

                                                                       1997               1996
                                                                       ----               ----

Cash flows from operating activities:
   Net income                                                    $  656,000        $   606,000
   Adjustments to reconcile net income to net
   cash used in operations:
     Depreciation and amortization                                  382,000            415,000
     Restricted stock expense                                        73,000            130,000
     Other                                                          (60,000)           158,000
     Changes in assets and liabilities:
       Accounts receivable                                          393,000         (1,995,000)
       Inventories                                                  385,000           (463,000)
       Prepaid expenses and other current assets                   (237,000)          (192,000)
       Accounts payable and accrued expenses                     (1,302,000)          (753,000)
       Customer deposits                                         (1,262,000)            64,000
                                                                 ----------        -----------
     Net cash used in operating activities                         (972,000)        (2,030,000)
                                                                 ----------        -----------

Cash flow from investing activities:
   Acquisition of property, plant,equipment and other assets       (431,000)          (327,000)
                                                                 ----------        -----------
   Net cash used in investing activities                           (431,000)          (327,000)
                                                                 ----------        -----------

Cash flow from financing activities:
   Short term borrowing, net                                      1,591,000            713,000
                                                                 ----------        -----------
   Net cash provided by financing activities                      1,591,000            713,000
                                                                 ----------        -----------

Effect of currency rate changes on cash                             (10,000)           (10,000)
                                                                 ----------        ------------

Net increase (decrease) in cash                                     178,000         (1,654,000)
                                                                 ----------        -----------
Cash and cash equivalents at beginning of period                    883,000          1,701,000
                                                                 ----------        -----------

Cash and cash equivalents at end of period                       $1,061,000        $    47,000
                                                                 ==========        ===========

Cash paid for interest and income taxes for the three
months ended September 27, 1997 and
September 30, 1996 is as follows:
                                                                       1997               1996
                                                                       ----               ----
             Interest                                            $  243,000         $  143,000
             Income taxes                                        $       --         $  320,000


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not therefore include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997 ("fiscal 1997").


B.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at September 27, 1997 and June 28, 1997:

                                             September 27, 1997    June 28, 1997
                                             ------------------    -------------

        Raw materials and purchased parts        $ 9,470,000          8,082,000
        Work-in-process                            2,635,000          2,962,000
        Finished goods                             2,742,000          4,219,000
                                                 -----------        -----------
        Total inventories                        $14,847,000        $15,263,000
                                                 ===========        ===========


C.      INCOME TAXES

        FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,027,000 had been established at June 28, 1997. Based upon a current assessment of the future earnings prospects for the Company through the first quarter of fiscal 1999, and the overall uncertainties relating primarily to the outlook for crystal growing equipment requirements, management has concluded that no further adjustment to the net deferred tax asset was necessary as of September 27, 1997.

        As of September 27, 1997, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $24,500,000, and for foreign income tax purposes of approximately $5,300,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

D.      EARNINGS PER SHARE

        Net income per share for the three months ended September 27, 1997 and September 30, 1996 is based on the weighted average number of common shares outstanding as well as the effect of all dilutive common stock equivalents.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will then be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 would have no material impact in either primary or fully diluted earnings per share for each of the quarters ended September 27, 1997 and September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

        The following discussion provides information to assist in the understanding of the Company's results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

        In the first quarter ended September 27, 1997, the Company generated net income of $656,000 or $0.11 per share, as compared to net income in the same period of fiscal 1997 of $606,000, or $.10 per share.

         Net sales and revenues for the quarter ended September 27, 1997 totaled $15,330,000 as compared to $17,469,000 in the same period of the prior year. A comparison of the net sales and revenues by major product line is as follows:

                                                   Three months ended
                                         ---------------------------------------
                                         September 27, 1997   September 30, 1996
                                         ------------------   ------------------

        Components                           $ 4,223,000          $ 3,049,000
        Fluids                                   570,000              587,000
        Crystal growing systems                8,735,000           11,636,000
        Distributed products                   1,802,000            2,197,000
                                             -----------          -----------
          Total net sales and revenues       $15,330,000          $17,469,000
                                             ===========          ===========

        Of the revenues in the first quarter, approximately $3.4 million, or 22%, represented sales to one affiliated group of companies. Management expects the revenues with this customer group to remain at approximately this level for the rest of the current fiscal year.

        Consolidated gross margins for the first quarter of fiscal 1998 amounted to 29.7% of product sales as compared to 32.2% of product sales in the prior year's first quarter. The small decline in gross margin in the first quarter of the current year compared to the same period in the prior year is due principally to the inclusion in revenues of a new, next generation crystal growing system which experienced a lower gross margin as a result of one-time engineering and design costs.

        Consolidated order bookings for the three months ended September 27, 1997 totaled $7,470,000 as compared to $14,149,000 in the same period of the prior year. Of the bookings for the first quarter of fiscal 1998, only $367,000 represent orders relating to crystal growing systems, as compared to $8,131,000 in the same period of fiscal 1997. Bookings for the Company's other proprietary products increased 29% from $3,727,000 in the first quarter of fiscal 1997 to $4,804,000 in the first quarter of fiscal 1998. Bookings for the first quarter for distributed products by AP&T remained relatively level at $2,299,000 as compared to $2,291,000 in the first quarter of fiscal 1997.

        Consolidated backlog at September 27, 1997 was $29,623,000 compared to $37,483,000 at June 28, 1997. Backlog for the Company's crystal growing systems at September 27, 1997 totaled $21,900,000 as compared to $30,276,000 at June 28, 1997. These backlog numbers exclude approximately $4,500,000 in potential orders for which the Company has received letters of intent from customers. Approximately 54% of the Company's backlog of systems is expected to ship in the current fiscal year. The backlog of orders for components products, including fluids, increased slightly from $4,787,000 at June 28, 1997 to $4,822,000 at September 27, 1997 and the backlog for distributed products increased from $2,420,000 at June 28, 1997 to $2,901,000 at September 27, 1997. Of the order backlog for components and distributed products at September 27, 1997, approximately 85% is scheduled to be shipped during the current fiscal year.

        Engineering and product development expenditures in the three months ended September 27, 1997 totaled $952,000, a decrease of $611,000, or 39%, compared to $1,563,000 in the same period last year. A significant part of this decrease, however, was the deferral of $161,000 in customer-specific engineering requirements which are recorded in cost of goods sold when the product is shipped. In the prior quarter, the similar deferral was $95,000. In addition, $285,000 in engineering expenditures on the new 300mm demonstration facility to be built at the Company's Nashua, N.H. plant were deferred and included in other assets on the Consolidated Balance Sheet at September 27, 1997. As a percentage of revenues, net engineering and product development expenses decreased from 8.9% in the September 1996 quarter to 6.2% in the September 1997 quarter.

        Selling, general and administrative expenses (SG&A) for the three months ended September 27, 1997 totaled $2,447,000, a decrease of 25% from the SG&A of $3,242,000 in the same period of the prior year. The decrease is due primarily to the reduction in work force in April 1997 as well as a reduction in restricted stock vesting and legal costs.

        Interest expense of $247,000 for the three months ended September 27, 1997 represented an increase from $163,000 in the same period in Fiscal 1996 due principally to higher borrowings under the Company's revolving credit facility.

        As of September 27, 1997, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $24,500,000, and for foreign income tax purposes of approximately $5,073,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital. The tax provision for the three months ended September 27, 1997 includes a provision for certain state alternative minimum and foreign income taxes.


LIQUIDITY AND CAPITAL RESOURCES

        Net working capital at September 27, 1997 was $13,898,000 as compared to $13,323,000 at June 28, 1997. Current assets of the Company declined, due primarily to the collection of accounts receivable and a reduction in inventory levels, but total current liabilities declined further, resulting in the increase in working capital. The decrease in current liabilities was $1,005,000 and was due principally to a $1,262,000 decrease in customer deposits which in turn was the result of shipments of crystal growing systems during the quarter. A decrease in accounts payable and accrued expenses of $1,302,000 was more than offset by an increase in short term bank borrowings of $1,591,000.

        During the first quarter of fiscal 1998, the operations of the business used $972,000 of cash, due principally to the reduction in current trade liabilities. At September 27, 1997, the Company had outstanding purchase commitments for material of approximately $12,000,000 representing long lead items and other component parts for the Company's crystal growing system business.

        Investing activities during the three months ended September 27, 1997 totaled $431,000. Included in this was $285,000 that the Company invested in engineering for its new 300mm demonstration facility project, and $146,000 spent on the acquisition of property, plant and equipment. At September 27, 1997, the Company did not have any material purchase commitments with respect to property and equipment. Financing activities of the Company during the three months ended September 27, 1997 were comprised entirely of increases in short term borrowings of $1,591,000 from its bank credit facilities. The consolidated results of operations for the three months ended September 27, 1997 includes a non-cash charge of $73,000 for compensation to employees as a result of restricted stock grants made in prior years. In the same period last year, a charge of $130,000 was made for the same purpose.

        Under an arrangement with a bank, the Company has available to it a total credit facility of approximately $14,500,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, an $8,500,000 revolving line-of-credit for working capital purposes, and $575,000 representing the remaining balance of an installment payment note used to finance the expansion of its in-house machine shop. Separately, the Company has contracted with its bank to provide $1,500,000 in the form of a stand-by letter of credit to secure a customer prepayment in connection with an order for crystal growing systems. During the quarter ended September 27, 1997, the Company delivered one-half of the systems under that order, and as a result, the requirement for the stand-by letter of credit has been reduced to $750,000. The entire credit facility is collateralized by substantially all of the assets of the Company. As of September 27, 1997, there was approximately $7,797,000 outstanding against the revolving line-of-credit. The interest rate on the revolving line-of-credit was 9.25% at September 27, 1997.

        After the close of the fiscal quarter ended September 27, 1997, the Company entered into an agreement with its bank to temporarily increase its revolving line of credit by $1,500,000 in order to cover anticipated short term financing needs.

        With its current banking agreement, including the $1,500,000 temporary increase, and the Company's anticipated operating cash flow, the Company believes it has sufficient working capital resources to fund its operations through fiscal 1998 and into fiscal 1999. However, to complete the investment in the project for the 300mm demonstration facility, which is expected to cost approximately $5,000,000, the Company will need additional financing, and is currently actively seeking such financing. In addition, the Company continues to obtain contractual advance payments from customers in its systems business in order to assist in the financing of that business.

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


                                    FERROFLUIDICS CORPORATION
                                    -----------------------------------------
                                    (Registrant)




Date: November 11, 1997             By: /s/ Salvatore J. Vinciguerra
                                        -------------------------------------
                                        Salvatore J. Vinciguerra
                                        President and Chief Executive Officer


                                    By: /s/ William B. Ford
                                        -------------------------------------
                                        William B. Ford
                                        Vice President Finance