Form 10-Q
period 1997-12-27
FERROFLUIDICS CORP
filed 1998-02-11
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

              ----------------------------------------------------


                         Commission file number 0-10734


                            FERROFLUIDICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           02-0275185
         -------------------------------                     -------------------
         (State or other jurisdiction of                       (I.R.S.Employer
         incorporation or organization                       Identification No.)


         40 Simon Street,
         Nashua, New Hampshire                                      03061
         ----------------------------------------                ----------
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

                               (1) Yes [X]   No [ ]
                               (2) Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 31, 1997.

COMMON STOCK, $.004 PAR VALUE PER SHARE                            6,189,073
---------------------------------------                         ---------------
(Class)                                                         (No. of Shares)

                                TABLE OF CONTENTS

                                                                       Page Nos.
                                                                       ---------
Part I.  Financial Information

Item 1.  Financial Statements

           Consolidated Balance Sheets -
           December 27, 1997 and June 28, 1997                                 3

           Consolidated Statements of Operations -
           Three Months Ended December 27, 1997 and December 28, 1996          4

           Consolidated Statements of Operations -
           Six Months Ended December 27, 1997 and December 28, 1996            5

           Consolidated Statements of Cash Flows -
           Six months Ended December 27, 1997 and December 28, 1996            6

           Notes to Consolidated Financial Statements                      7 - 8


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Position                                9 - 12


Part II. Other Information                                                    12

Signatures                                                                    13

PART I.  FINANCIAL INFORMATION

ITEM 1.
                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       December 27, 1997 and June 28, 1997

ASSETS                                                                December 27, 1997       June 28, 1997
------                                                                -----------------       -------------
Current Assets:                                                          (unaudited)              (note)

   Cash and cash equivalents                                             $ 1,130,000           $   883,000
   Accounts receivable - trade, less allowance
   for doubtful accounts of $222,000 at
   December 27, 1997 and $199,000 at June 28, 1997                        16,946,000            13,609,000
   Inventories                                                            13,941,000            15,263,000
   Advances to suppliers                                                   1,283,000             1,341,000
   Prepaid and other current assets                                          705,000               474,000
                                                                         -----------           -----------
Total Current Assets                                                      34,005,000            31,570,000
                                                                         -----------           -----------
Property, plant and equipment, at cost, net
   of accumulated depreciation of $11,541,000 at
   December 27, 1997 and $10,961,000 at June 28, 1997                      9,908,000             8,377,000
Cash value of life insurance                                               1,832,000             1,751,000
Deferred income taxes, net                                                 1,815,000             1,815,000
Other assets, principally goodwill                                         1,456,000             1,488,000
                                                                         -----------           -----------
TOTAL ASSETS                                                             $49,016,000           $45,001,000
                                                                         ===========           ===========

LIABILITIES
-----------
Current Liabilities:
   Bank notes payable                                                     10,538,000             6,781,000
   Accounts payable                                                        4,492,000             5,126,000
   Customer deposits                                                       1,390,000             2,426,000
   Accrued expenses                                                        4,549,000             3,914,000
                                                                         -----------           -----------
Total Current Liabilities                                                 20,969,000            18,247,000
                                                                         -----------           -----------

Long-term debt obligations                                                 5,000,000             5,000,000
Other liabilities                                                            169,000               173,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding, none                                   --                    --
Common stock, $.004 par value, authorized
   12,500,000 shares, issued and outstanding
   6,189,073 shares at December 27, 1997 and at
   June 28, 1997                                                              25,000                25,000
Additional paid-in capital                                                36,606,000            36,477,000
Retained deficit                                                         (12,703,000)          (13,971,000)
Currency translation adjustments                                          (1,050,000)             (950,000)
                                                                         -----------           -----------
Total Stockholders' Equity                                                22,878,000            21,581,000
                                                                         -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $49,016,000           $45,001,000
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


The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED STATEMENTS OF
                      OPERATIONS For the Three Months Ended
                     December 27, 1997 and December 28, 1996
                                   (unaudited)

                                                                      1997               1996
                                                                      ----               ----

Net sales and revenues                                             $15,435,000        $15,598,000
Cost of goods sold                                                  10,509,000         10,843,000
                                                                   -----------        -----------
                                                                     4,926,000          4,755,000

Engineering and product development expenses                         1,140,000          1,222,000
Selling, general and administrative expense                          2,871,000          3,112,000
                                                                   -----------        -----------
Income from operations                                                 915,000            421,000

Interest income                                                          9,000             13,000
Interest (expense)                                                    (291,000)          (199,000)
Other income (expense)                                                  59,000            (27,000)
                                                                   -----------        -----------

Income before income taxes                                             692,000            208,000
Provision for income taxes                                              80,000             24,000
                                                                   -----------        -----------

Net income                                                         $   612,000        $   184,000
                                                                   ===========        ===========

PER SHARE DATA:

Net income per common share                                        $      0.10        $       .03
                                                                   ===========        ===========

Net income per common share - assuming dilution                    $      0.10        $       .03
                                                                   ===========        ===========






The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Six months Ended December 27, 1997 and December 28, 1996
                                   (unaudited)

                                                                 1997             1996
                                                                 ----             ----

Net sales and revenues                                       $30,765,000       $33,068,000
Cost of goods sold                                            21,286,000        22,693,000
                                                             -----------       -----------
                                                               9,479,000        10,375,000

Engineering and product development expenses                   2,092,000         2,786,000
Selling, general and administrative expense                    5,318,000         6,353,000
                                                             -----------       -----------
Operating income                                               2,069,000         1,236,000

Interest income                                                   10,000            31,000
Interest (expense)                                              (538,000)         (362,000)
Other (expense)                                                 (102,000)          (14,000)
                                                             ------------      -----------

Income before income taxes                                     1,439,000           891,000
Provision for income taxes                                       171,000           101,000
                                                             -----------       -----------

Net income                                                   $ 1,268,000       $   790,000
                                                             ===========       ===========

PER SHARE DATA:

Net income per common share                                  $       .21       $       .13
                                                             ===========       ===========

Net income per common share - assuming dilution              $       .20       $       .13
                                                             ===========       ===========







The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended December 27, 1997 and December 28, 1996
                                   (unaudited)

                                                                          1997             1996
                                                                          ----             ----

Cash flows from operating activities:
   Net income                                                         $ 1,268,000       $   790,000
   Adjustments to reconcile net income to net
   cash used in operations:
     Depreciation and amortization                                        671,000           868,000
     Restricted stock expense                                             145,000           261,000
     Other                                                               (143,000)          (47,000)
     Changes in assets and liabilities:
       Accounts receivable                                             (3,403,000)       (1,807,000)
       Inventories                                                      1,265,000          (283,000)
       Prepaid expenses and other current assets                         (175,000)         (224,000)
       Accounts payable and accrued expenses                               54,000        (3,354,000)
       Customer deposits                                               (1,036,000)          347,000
                                                                      -----------       -----------
     Net cash used in operating activities                             (1,354,000)       (3,449,000)
                                                                      -----------       -----------

Cash flow from investing activities:
   Additions to property, plant, equipment                             (2,141,000)         (473,000)
   Proceeds from sale of assets                                                --            38,000
                                                                      -----------       -----------
   Net cash used in investing activities                               (2,141,000)         (435,000)
                                                                      -----------       -----------

Cash flow from financing activities:
   Proceeds from issuance of common stock                                      --           156,000
   Short term borrowing, net                                            3,757,000         3,542,000
                                                                      -----------       -----------
   Net cash provided by financing activities                            3,757,000         3,698,000
                                                                      -----------       -----------

Effect of currency rate changes on cash                                   (15,000)          (26,000)
                                                                      -----------       -----------

Net increase (decrease) in cash                                           247,000          (212,000)
                                                                      -----------       -----------
Cash and cash equivalents at beginning of period                          883,000         1,701,000
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 1,130,000       $ 1,489,000
                                                                      ===========       ===========

Cash paid for interest and income taxes for the
  six months ended December 27, 1997 and
  December 28, 1996 is as follows:
                                                                          1997              1996
                                                                          ----              ----

             Interest                                                 $   537,000       $   294,000
             Income taxes                                             $        --       $   327,000


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

FOREIGN EXCHANGE CONTRACTS
      At December 27, 1997, the Company had outstanding approximately $3.5 million in foreign exchange contracts used to hedge against fluctuations in the translation of the balance sheets of foreign subsidiaries. These contracts were marked to market at December 27, 1997. Separately, the Company had outstanding at December 27, 1997 two additional contracts to sell forward, for periods up to six months, approximately $1.8 million in anticipated foreign currency receipts in connection with a contract for the sale of crystal growing systems. No gain or loss has been recognized on these contracts as of December 27, 1997.

USE OF ESTIMATES
      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


B.    INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at December 27, 1997 and June 28, 1997:

                                              December 27, 1997    June 28, 1997
                                              -----------------    -------------

      Raw materials and purchased parts           $9,870,000          8,082,000
      Work-in-process                              1,583,000          2,962,000
      Finished goods                               2,488,000          4,219,000
                                                 -----------        -----------
      Total inventories                          $13,941,000        $15,263,000
                                                 ===========        ===========

C.    INCOME TAXES

      FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,027,000 had been established at June 28, 1997. Based upon a current assessment of the future earnings prospects for the Company through the first six months of fiscal 1999, and the overall uncertainties relating primarily to the outlook for crystal growing equipment requirements, management has concluded that no further adjustment to the net deferred tax asset was necessary as of December 27, 1997.

      As of December 27, 1997, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $23,700,000, and for foreign income tax purposes of approximately $5,073,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.


D.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"), which is required to be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods. Accordingly, the Company has adopted Statement 128 as of December 27, 1997 and has changed the method previously used to compute earnings per share. Under the requirements of Statement 128 for calculating basic earnings per share, the dilutive effect of stock options, warrants and other common stock equivalents is excluded. Statement 128 also requires that fully diluted earnings per share be reported, and that all prior periods be restated.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended                  Six months ended
                                                  --------------------------         --------------------------
                                                   12/27/97         12/28/96          12/27/97         12/28/96
                                                  ---------        ---------         ---------        ---------

Numerator:
     Net Income                                    $612,000         $184,000        $1,268,000         $790,000

Denominator:
     Denominator for basic earnings per
         share - weighted average shares          6,186,370        6,094,625         6,182,895        6,080,172

     Effect of dilutive securities:
         Employee stock options                          --            2,297                --           21,518
         Non-vested stock                            10,116           32,787            11,467           49,142
                                                  ---------        ---------         ---------        ---------
     Dilutive potential common shares                10,116           35,084            11,467           70,660

     Denominator for diluted earnings per
         share - adjusted weighted average
         shares and assumed conversions           6,196,486        6,129,709         6,194,362        6,150,832
                                                  =========        =========         =========        =========


Net income per common share                       $     .10        $     .03         $     .21        $     .13
                                                  =========        =========         =========        =========

Net income pr common share - assuming dilution         $.10        $     .03         $     .20        $     .13
                                                  =========        =========         =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

      The following discussion provides information to assist in the understanding of the Company's results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996:
      In the quarter ended December 27, 1997, the Company generated net income of $612,000 or $0.10 per share (basic and diluted), as compared to net income in the same period of fiscal 1997 of $184,000, or $.03 per share (basic and diluted). The improvement in net income was due principally to product mix coupled with the cost reduction program initiated in April 1997.

      Net sales and revenues for the quarter ended December 27, 1997 totaled $15,435,000 as compared to $15,598,000 in the same period of the prior year. A comparison of the net sales and revenues by major product line is as follows:



                                                           Three months ended
                                                --------------------------------------------
                                                DECEMBER 27, 1997          DECEMBER 28, 1996
                                                -----------------          -----------------

      Crystal growing systems                       $ 7,754,000               $ 9,556,000
      Seals                                           4,564,000                 3,023,000
      Fluids                                            579,000                   666,000
      Distributed products                            2,538,000                 2,353,000
                                                    -----------               -----------
        Total net sales and revenues                $15,435,000               $15,598,000
                                                    ===========               ===========

      Of the revenues in the second quarter, approximately $840,000, or 5.4%, represented sales to one affiliated group of companies, as compared to approximately $8.3 million, or 53% in the same quarter of the previous year. This decrease was due to the schedule of deliveries for the quarter, and it is expected that deliveries to that customer will represent a significantly higher percentage of revenues for the rest of the fiscal year.

      Consolidated gross margins for the second quarter of fiscal 1998 amounted to 31.9% of product sales as compared to 30.5% of product sales in the prior year's second quarter. The improvement in gross margin for the second quarter of the current year compared to the same period in the prior year is due principally to the mix of revenues, as a lower percentage of total revenues represented crystal growing systems.

      Consolidated order bookings for the three months ended December 27, 1997 totaled $12,448,000 as compared to $13,350,000 in the same period of the prior year. Of the bookings for the second quarter of fiscal 1998, $5,152,000 represent orders relating to crystal growing systems, as compared to $7,904,000 in the same period of fiscal 1997. Bookings for the Company's other proprietary products of $4,424,000 in the second quarter of fiscal 1998 were up 68% as compared to $2,629,000 in the second quarter of fiscal 1997. Bookings for the second quarter for distributed products by AP&T remained relatively level at $2,872,000 as compared to $2,817,000 in the same quarter of fiscal 1997.

      Consolidated backlog at December 27, 1997 was $26,604,000 compared to $37,483,000 at June 28, 1997. Backlog for the Company's crystal growing systems at December 27, 1997 totaled $19,116,000 as compared to $30,276,000 at June 28, 1997. Approximately 54% of the Company's backlog of systems is expected to ship in the current fiscal year. The backlog of orders for components products, including fluids, declined from $4,787,000 at June 28, 1997 to $4,259,000 at December 27, 1997 and the backlog for distributed products increased from $2,420,000 at June 28, 1997 to $3,229,000 at December 27, 1997. Of the order backlog for components and distributed products at December 27, 1997, approximately 89% is scheduled to be shipped during the current fiscal year.

      Engineering and product development expenditures in the three months ended December 27, 1997 totaled $1,140,000, a decrease of $82,000, or 7%, compared to $1,222,000 in the same period last year. As a percentage of revenues, net engineering and product development expenses decreased from 7.8% in the December 1996 quarter to 7.4% in the December 1997 quarter.

      Selling, general and administrative expenses (SG&A) for the three months ended December 27, 1997 totaled $2,871,000, a decrease of 7% from the SG&A of $3,112,000 in the same period of the prior year. The decrease is due primarily to the reduction in work force in April 1997 as well as a reduction in restricted stock vesting and legal costs.

      Interest expense of $291,000 for the three months ended December 27, 1997 represented an increase of $92,000 over that in the same period in fiscal 1997 due principally to higher borrowings under the Company's credit facility made available by its bank.

      As of December 27, 1997, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $23,700,000, and for foreign income tax purposes of approximately $5,073,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital. The tax provision for the three months ended December 27, 1997 includes a provision for certain state alternative minimum and foreign income taxes.

SIX MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996:
      In the six months ended December 27, 1997, the Company generated net income of $1,268,000, or $.21 per share ($.20 per share on a diluted basis), as compared to net income in the same period of fiscal 1997 of $790,000, or $.13 per share (both basic and diluted).

      Net sales and revenues for the six months ended December 27, 1997 declined to $30,765,000 as compared to $33,068,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the six months ended December 27, 1997 and December 28, 1996 is as follows:


                                                                   1997             1996
                                                                   ----             ----
         Crystal growing systems                            $16,497,000      $21,192,000
         Seals                                                8,762,000        6,073,000
         Fluids                                               1,149,000        1,253,000
         Distributed products                                 4,357,000        4,550,000
                                                            -----------      -----------
           Total net sales and revenues                     $30,765,000      $33,068,000
                                                            ===========      ===========


      Of the revenues in the first six months of fiscal 1998 and fiscal 1997, approximately $4.2 million (14%) and $15.9 million (48%), respectively, represented sales to one affiliated group of companies. Management does not anticipate that this concentration of revenues with this customer group will change significantly in the remainder of the current fiscal year.

      Consolidated gross margins for the six months ended December 27, 1997 amounted to 30.8% of product sales as compared to 31.4% of product sales in the same period of the prior year. The decline in gross margin in the current year is due in part to the inclusion in revenues of a new, next generation crystal growing system for which the Company experienced a lower gross margin as a result of one-time engineering and design costs.

      Consolidated order bookings for the six months ended December 27, 1997 totaled $19,943,000 as compared to $27,499,000 in the same period of the prior year. Of the current year's bookings, $5,519,000 represent orders for silicon crystal growing systems as compared to $16,035,000 in the previous period. Bookings for the remaining product lines increased 26% from $11,464,000 in the prior period to $14,424,000 in the first six months of the current year.

      The amount of engineering and product development expenses in the second half of fiscal 1998 do not include $528,000 in engineering and design costs related to the construction of a 300mm crystal growing system for demonstration purposes at the Company's Nashua, N.H. manufacturing plant, which have been included in capital work in progress.

LIQUIDITY AND CAPITAL RESOURCES

      Net working capital at December 27, 1997 was $13,036,000 as compared to $13,323,000 at June 28, 1997. The current assets of the Company increased during the first six months, due primarily to the increase in accounts receivable, offset partially by a reduction in inventory as the Company capitalized to property, plant and equipment a next generation crystal growing system to be used for demonstration purposes as well as for the production of 300 millimeter diameter silicon wafers for sale. Current liabilities, however, increased by a greater amount than did current assets, as a result of additional short term borrowings against the Company's revolving line of credit, resulting in the decrease in net working capital.

      During the first quarter of fiscal 1998, the operations of the business used $1,354,000 of cash, due principally to the increase in current trade accounts receivable. At December 27, 1997, the Company had outstanding purchase commitments for material of approximately $12,000,000 representing long lead items and other component parts for the Company's crystal growing system business.

      Investing activities during the six months ended December 27, 1997 totaled $2,141,000, of which $341,000 represents acquisitions of general property, plant and equipment. During this period, the Company also incurred approximately $1,800,000 (including the engineering costs referred to above) to construct a 300mm crystal growing system which it intends to operate as part of a demonstration facility in its manufacturing plant for display to prospective customers as well as for the production and sale of 300 millimeter wafers. This expenditure has been recorded as capital work in progress. At December 27, 1997, the Company did not have any material purchase commitments with respect to property and equipment. Financing activities of the Company during the six months ended December 27, 1997 were comprised entirely of increases in short term borrowings of $3,757,000 from its bank credit facilities (described below). The consolidated results of operations for the six months ended December 27, 1997 includes a non-cash charge of $145,000 for compensation to employees as a result of restricted stock grants made in prior years. In the same period last year, a charge of $261,000 was made for the same purpose.

      Under an arrangement with its bank, the Company has available to it a total credit facility of approximately $14,500,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, an $8,500,000 revolving line-of-credit for working capital purposes, and $575,000 representing the remaining balance of an installment payment note used to finance the expansion of its in-house machine shop. In addition, in October 1997, the Company entered into an agreement with its bank under which the bank advanced to the Company $1,500,000 in the form of a short-term promissory note in order to cover anticipated short term financing needs. The entire credit facility is collateralized by substantially all of the assets of the Company. As of December 27, 1997, the entire $8,500,000 was outstanding against the revolving line-of-credit. The interest rate on the revolving line-of-credit was 9.5% at December 27, 1997.

      With its current banking agreement and the Company's anticipated operating cash flow, the Company believes it has sufficient working capital resources to fund its operations through fiscal 1998 and into fiscal 1999. Early in the third quarter of fiscal 1998, the Company announced that it had withdrawn from the competition to supply a 300mm crystal growing system to its major customer for evaluation purposes. This has led to substantially reduced capital expenditure requirements, and the Company now believes that these requirements can be met out of current working capital and banking relationships. In addition, the Company continues to obtain contractual advance payments from customers in its systems business in order to assist in the financing of that business.

YEAR 2000 ISSUE

      The Company has undertaken an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to its computer systems. The Company has in recent years relied almost entirely on purchased, off-the-shelf software packages for both business and engineering purposes, and has not materially customized these packages for its purposes. These software packages run on a personal computer based local area network, which was installed in 1993, and which has been upgraded as needed since then. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with maintenance contracts, and test evaluations of the software.

      As a result of the assessment, the Company believes that all of its major business systems software is year 2000 compliant, and that the year 2000 issue is not likely to have a material impact on the Company's operations.

Nevertheless, a project to further verify year 2000 compliance in the Company's systems has been undertaken and is expected to be completed by the end of fiscal 1998. This project will be completed with the Company's existing resources, and is not expected to have a material affect on the Company's financial results.

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, cancellation of letters of intent, further rescheduling of existing crystal puller orders, additional crystal puller orders from existing or new customers, including those mentioned above, lack of new crystal puller orders from existing or new customers, change in revenues in the Company's other business, and material changes in the market conditions within the semiconductor industry. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.



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


                                      FERROFLUIDICS CORPORATION
                                      -----------------------------------------
                                      (Registrant)




Date: February 9, 1998                By: /s/ Salvatore J. Vinciguerra
                                          -------------------------------------
                                          Salvatore J. Vinciguerra
                                          President and Chief Executive Officer

                                      By: /s/ William B. Ford
                                          -------------------------------------
                                          William B. Ford
                                          Vice President Finance