Form 10-Q
period 1998-03-28
FERROFLUIDICS CORP
filed 1998-05-13
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998
                                                 --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________to_________________

            --------------------------------------------------------

                      Commission file number       0-10734
                                            --------------------

                            FERROFLUIDICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                              02-0275185
      ----------------------------------------          -------------------
      (State or other jurisdiction of                       (I.R.S.Employer
      incorporation or organization                     Identification No.)

      40 Simon Street,
      Nashua, New Hampshire                                           03061
      ----------------------------------------          -------------------
      (Address of principal executive offices)                   (Zip Code)

      (Registrant's telephone number, including area code)  (603) 883-9800
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

                               (1) Yes X   No
                                      ---    ---
                               (2) Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 30, 1998.

Common Stock, $.004 par value per share                           6,218,303
---------------------------------------                        ---------------
(Class)                                                        (No. of Shares)

                                TABLE OF CONTENTS

                                                                    Page Nos.
                                                                    ---------

Part I.  Financial Information

Item 1.  Financial Statements

             Consolidated Balance Sheets -
             March 28, 1998 and June 28, 1997                              3

             Consolidated Statements of Operations -
             Three Months Ended March 28, 1998 and March 29, 1997          4

             Consolidated Statements of Operations -
             Nine Months Ended March 28, 1998 and March 29, 1997           5

             Consolidated Statements of Cash Flows -
             Nine months Ended March 28, 1998 and March 29, 1997           6

             Notes to Consolidated Financial Statements                7 - 9


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Position                            9 - 14


Part II. Other Information                                                14

Signatures                                                                15

PART I.FINANCIAL INFORMATION

ITEM 1.

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        March 28, 1998 and June 28, 1997

ASSETS                                                                March 28, 1998          June 28, 1997
------                                                                --------------          -------------
Current Assets:                                                         (unaudited)               (note)
  Cash and cash equivalents                                            $  1,355,000            $   883,000
  Accounts receivable - trade, less allowance
  for doubtful accounts of $231,000 at
  March 28, 1998 and $199,000 at June 28, 1997                           13,772,000             13,609,000
  Inventories                                                            13,059,000             15,263,000
  Advances to suppliers                                                     889,000              1,341,000
  Prepaid and other current assets                                          503,000                474,000
                                                                       ------------            -----------
Total Current Assets                                                     29,578,000             31,570,000
                                                                       ------------            -----------
Property, plant and equipment, at cost, net
  of accumulated depreciation of $11,923,000 at
  March 28, 1998 and $10,961,000 at June 28, 1997                         9,566,000              8,377,000
Cash value of life insurance                                              1,872,000              1,751,000
Deferred income taxes, net                                                3,301,000              1,815,000
Other assets, principally goodwill                                        1,129,000              1,488,000
                                                                       ------------            -----------
TOTAL ASSETS                                                           $ 45,446,000            $45,001,000
                                                                       ============            ===========

LIABILITIES
-----------
Current Liabilities:
  Bank notes payable                                                     10,064,000              6,781,000
  Accounts payable                                                        3,196,000              5,126,000
  Customer deposits                                                       1,102,000              2,426,000
  Accrued expenses                                                        5,168,000              3,914,000
                                                                       ------------            -----------
Total Current Liabilities                                                19,530,000             18,247,000
                                                                       ------------            -----------

Long-term debt obligations                                                5,000,000              5,000,000
Other liabilities                                                           460,000                173,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
  100,000 shares, issued and outstanding, none                                    -                      -
Common stock, $.004 par value, authorized
  12,500,000 shares, issued and outstanding 6,215,539 shares
  at March 28, 1998 and 6,178,262 at June 28, 1997                           25,000                 25,000
Additional paid-in capital                                               36,719,000             36,477,000
Retained deficit                                                        (15,146,000)
Currency translation adjustments                                         (1,142,000)              (950,000)
                                                                       ------------            -----------
Total Stockholders' Equity                                               20,456,000             21,581,000
                                                                       ------------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 45,446,000            $45,001,000
                                                                       ============            ===========

Note: The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements

                            FERROFLUIDICS CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS For the
              Three Months Ended March 28, 1998 and March 29, 1997
                                   (unaudited)

                                                                        1998               1997
                                                                 -----------        -----------

Net sales and revenues                                           $11,745,000        $17,252,000
Cost of goods sold                                                 9,774,000         12,011,000
                                                                 -----------        -----------
                                                                   1,971,000          5,241,000

Engineering and product development expenses                       1,178,000          1,245,000
Selling, general and administrative expense                        2,748,000          3,199,000
Restructuring expenses                                               721,000                  -
Provision for impairment of asset values                           1,006,000                  -
                                                                 -----------        -----------
Income (loss) from operations                                     (3,682,000)           797,000

Interest income                                                        6,000              6,000
Interest (expense)                                                  (256,000)          (217,000)
Other income (expense)                                                10,000           (266,000)
                                                                 -----------        -----------

Income (loss) - before income taxes                               (3,922,000)           320,000
Provision (benefit) - before income taxes                         (1,480,000)            36,000
                                                                 -----------        -----------

Net income (loss)                                                $(2,442,000)       $   284,000
                                                                 ===========        ===========

Per Share Data:
---------------

Net income (loss) - per common share                             $      (.39)       $       .05
                                                                 ===========        ===========

Net income (loss) - per common share - assuming dilution         $      (.39)       $       .05
                                                                 ===========        ===========







The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS For the
               Nine months Ended March 28, 1998 and March 29, 1997
                                   (unaudited)

                                                                        1998                 1997
                                                                 -----------          -----------

Net sales and revenues                                           $42,509,000          $50,320,000
Cost of goods sold                                                31,060,000           34,704,000
                                                                 -----------          -----------
                                                                  11,449,000           15,616,000

Engineering and product development expenses                       3,270,000            4,031,000
Selling, general and administrative expense                        8,066,000            9,552,000
Restructuring Expense                                                721,000                    -
Provision for impairment of asset values                           1,006,000                    -
                                                                 -----------          -----------
Income (loss) from operations                                     (1,614,000)           2,033,000

Interest income                                                       16,000               37,000
Interest (expense)                                                  (794,000)            (579,000)
Other (expense)                                                      (92,000)            (279,000)
                                                                 -----------          -----------

Income (loss) before income taxes                                 (2,484,000)           1,212,000
Provision (benefit) for income taxes                              (1,309,000)             137,000
                                                                 -----------          -----------

Net income (loss)                                                $(1,175,000)         $ 1,075,000
                                                                 ===========          ===========

Per Share Data:
---------------
Net income (loss) per common share                               $      (.19)         $      0.18
                                                                 ===========          ===========

Net income (loss) per common share - assuming dilution           $      (.19)         $      0.17
                                                                 ===========          ===========








The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine
                 Months Ended March 28, 1998 and March 29, 1997
                                   (unaudited)

                                                            1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $(1,175,000)   $ 1,075,000
  Adjustments to reconcile net income to net
  cash used in operations:
    Depreciation and amortization                      1,304,000      1,219,000
    Provision for impairment of asset values           1,006,000              -
    Deferred income taxes (credits)                   (1,486,000)             -
    Restricted stock expense                             283,000        381,000
    Other                                               (227,000)      (122,000)
    Changes in assets and liabilities:
     Accounts receivable                                (282,000)    (1,931,000)
     Inventories                                       2,120,000     (1,462,000)
     Prepaid expenses and other current assets           421,000        161,000
     Accounts payable and accrued expenses              (387,000)    (1,785,000)
     Customer deposits                                (1,324,000)     1,172,000
                                                     -----------    -----------
    Net cash used in operating activities                253,000     (1,291,000)
                                                     -----------    -----------

Cash flow from investing activities:
  Additions to property, plant, equipment             (3,237,000)    (1,006,000)
  Proceeds from sale of assets                                 -         38,000
  Restricted cash and other                               90,000              -
                                                     -----------    -----------
  Net cash used in investing activities               (3,147,000)      (968,000)
                                                     -----------    -----------

Cash flow from financing activities:
  Proceeds from issuance of common stock                       -        156,000
  Short term borrowing, net                            3,538,000      2,167,000
  Payments on installment debt obligations              (111,000)      (101,000)
                                                     -----------    -----------
  Net cash provided by financing activities            3,427,000      2,222,000
                                                     -----------    -----------

Effect of currency rate changes on cash                  (61,000)      (107,000)
                                                     -----------    -----------

Net increase (decrease) in cash                          472,000       (144,000)
                                                     -----------    -----------
Cash and cash equivalents at beginning of period         883,000      1,701,000
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,355,000    $ 1,557,000
                                                     ===========    ===========

Cash paid for interest and income taxes for the nine months ended March 28, 1998 and March 29, 1997 is as follows:

                                                            1998           1997
                                                        --------       --------
         Interest                                       $776,000       $582,000
         Income taxes                                   $  5,000       $416,000


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

   FOREIGN EXCHANGE CONTRACTS

       At March 28, 1998, the Company had outstanding approximately $2.3 million in foreign exchange contracts used to hedge against fluctuations in the translation of the balance sheets of foreign subsidiaries. These contracts were marked to market at March 28, 1998. Separately, the Company had outstanding at March 28, 1998 two additional contracts to sell forward, for periods up to three months, approximately $1.8 million in anticipated foreign currency receipts in connection with a contract for the sale of crystal growing systems. No gain or loss has been recognized on these contracts as of March 28, 1998.

   USE OF ESTIMATES

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   B.  INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are as follows at March 28, 1998 and June 28, 1997:

                                               March 28, 1998     June 28, 1997
                                               --------------     -------------

        Raw materials and purchased parts         $ 6,726,000         8,082,000
        Work-in-process                             2,761,000         2,962,000
        Finished goods                              3,572,000         4,219,000
                                                  -----------       -----------
        Total inventories                         $13,059,000       $15,263,000
                                                  ===========       ===========


   C.  INCOME TAXES

       FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,027,000 had been established at June 28, 1997. Based upon a current assessment of the future earnings prospects for the Company through fiscal 1999 after the restructuring and other expenses recorded in the quarter ended March 28, 1998, and the overall outlook for revenue levels in all of the Company's product lines, management has concluded that it is more likely than not that the Company will be sufficiently profitable to utilize the additional deferred tax asset resulting from the operating losses in the current quarter.

       As of March 28, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $27,600,000, and for foreign income tax purposes of approximately $5,073,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

   D.  EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"), which is required to be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods. Accordingly, the Company has adopted Statement 128 as of December 27, 1998 and has changed the method previously used to compute earnings per share. Under the requirements of Statement 128 for calculating basic earnings per share, the dilutive effect of stock options, warrants and other common stock equivalents is excluded. Statement 128 also requires that fully diluted earnings per share be reported, and that all prior periods be restated.

       The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three months ended                    Nine months ended
                                                      -----------------------------        ------------------------------
                                                        3/28/98            3/29/97           3/28/98            3/29/97
                                                      -----------        ----------        -----------        -----------
   Numerator:
       Net Income                                     $(2,442,000)       $  284,000        $(1,175,000)       $1,075,000

   Denominator:
       Denominator for basic earnings per
         share - weighted average shares                6,208,941         6,094,625          6,192,696         6,080,172

       Effect of dilutive securities:
         Employee stock options                                 -             4,857                  -            32,101
         Non-vested restricted stock                            -            50,314                  -            58,460
                                                      -----------        ----------        -----------        ----------
       Dilutive potential common shares                         -            55,171                  -            90,561

       Denominator for diluted earnings per
         share - adjusted weighted average
         shares and assumed conversions                 6,208,941         6,149,709          6,192,696         6,170,733
                                                      ===========        ==========        ===========        ==========

   Net income per common share                        $      (.39)       $      .05        $      (.19)       $      .18
                                                      ===========        ==========        ===========        ==========

   Net income pr common share - assuming dilution     $      (.39)       $      .05        $      (.19)       $      .17
                                                      ===========        ==========        ===========        ==========


   E. RESTRUCTURING AND OTHER CHARGES

       During the quarter ended March 28, 1998, the Company recorded restructuring and other charges totaling $3,663,000, which, after an income tax benefit of $1,306,000, reduced net income by $2,357,000, or $.38 per share. The charges were principally the result of a detailed review of the crystal growing systems business undertaken by the Company in the current quarter, which concluded that existing backlog and prospective new business is not likely to be sufficient to support the existing structure of the division. These charges include restructuring expenses of $721,000 which is principally severance pay. Other charges, totaling $1,747,000 were made to cost of goods sold, and include the establishment of inventory reserves and other inventory adjustments, an anticipated claim for canceling open orders for inventory, and charges for anticipated costs to complete certain field installations. In addition, an amount totaling $1,006,000 for writedown of certain fixed assets to reflect current estimates of recoverability of value was charged to income. For a more detailed discussion, see Item 2 - Results of Operations.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

       The following discussion provides information to assist in the understanding of the Company's results of operations and financial condition. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 28, 1998 AND MARCH 29, 1997:
       In the quarter ended March 28, 1998, the Company recorded a net loss of $2,442,000 or $.39 per share, (basic and diluted), as compared to net income in the same period of fiscal 1997 of $284,000, or $.05 per share (basic and diluted). The decline in net income was due to a combination of reduced revenues in the Company's crystal growing systems business and increased expenses in the current quarter due to the provision of $3,663,000 in restructuring and other charges as a result of the decline in demand for crystal growing equipment and the consequent decision to downsize this division in response to that decline.

       Net sales and revenues for the quarter ended March 28, 1998 totaled $11,745,000 as compared to $17,252,000 in the same period of the prior year. A comparison of the net sales and revenues by major product line is as follows:

                                               Three months ended
                                         --------------------------------
                                         March 28, 1998    March 29, 1997
                                         --------------    --------------

          Crystal growing systems          $ 4,249,000       $11,142,000
          Seals                              4,226,000         3,797,000
          Fluids                               545,000           600,000
          Distributed products               2,725,000         1,713,000
                                           -----------       -----------
            Total net sales and revenues   $11,745,000       $17,252,000
                                           ===========       ===========

       Of the revenues in the quarter ended March 28, 1998, approximately $1,680,000, or 14%, represented sales to one affiliated group of companies, as compared to approximately $4,500,000, or 26% in the same quarter of the previous year. This is the result of reductions in scheduled deliveries to this customer.

       Third quarter revenues in the Systems Division declined 61% from the $11,142,000 recorded in the same quarter of the previous fiscal year. This was a result of the decline in demand for crystal growing systems that has taken place in the last several months. In addition, shipment of two machines scheduled for this quarter was delayed into the fourth quarter as a result of customer requirements. These developments led the Company to conduct a detailed review of its participation in the crystal growing business, which resulted in the decision to substantially reduce the commitment of resources to this business as is described later.

       Consolidated gross margins for the third quarter of fiscal 1998 amounted to 16.8% of product sales as compared to 30.4% of product sales in the prior year's third quarter. This decline in gross margin is principally a result of the decision to downsize the crystal growing systems business and the consequent writeoffs and charges to expense, as well as to a provision for the estimated costs to complete certain field installations. Total charges to cost of goods sold for these purposes were $1,747,000, or 14.9% of product sales for the quarter. Partly offsetting this reduction in margin was the improved mix of sales due to the higher proportion of components and distributed products in the mix of business sold. These product lines carry higher gross margins than the systems business.

       Consolidated order bookings for the three months ended March 28, 1998 totaled $9,215,000 as compared to $14,271,000 in the same period of the prior year. This was primarily the result of a decline in bookings for crystal growing systems, which decreased from $6,954,000 in the third quarter of fiscal 1997 to $2,081,000 in the current quarter. Bookings for the Company's other proprietary products of $3,981,000 in the third quarter of fiscal 1998 represented a decrease of 28% from the $5,544,000 achieved in the third quarter of fiscal 1997, which reflected the effects of Asia's financial problems on certain customers and an increasing trend amongst semiconductor companies toward fewer long term booking commitments. Bookings for the third quarter for distributed products by the Company's European subsidiary ("AP & T") increased 78% to $3,154,000 as compared to $1,773,000 in the same quarter of fiscal 1997. This was the result of the improved economic activity in Europe, and increased orders for certain of the power supply products distributed in England and Europe by AP&T.

       Consolidated backlog at March 28, 1998 was $24,246,000 compared to $37,483,000 at June 28, 1997. The decrease is primarily due to the decrease in backlog for the Company's crystal growing systems, which at March 28, 1998 totaled $16,789,000 as compared to $30,276,000 at June 28, 1997. Included in order backlog is an amount of $10,080,000 on an order from the Company's largest customer for which no delivery schedule has been established. The rest of the Company's backlog of systems is expected to ship in the current fiscal year and in the first quarter of fiscal 1999. During the third quarter of this fiscal year, the Company received a letter of intent from a customer to place an order of approximately $9,000,000, but late in the quarter, the customer indicated that the actual order would be scaled back substantially to approximately $5,400,000. Backlog for crystal growing systems decreased as a result of the decreased order activity in the business in general, and continued shipment of product from backlog previously sold. The backlog of orders for components products, including fluids, declined from $4,787,000 at June 28, 1997 to $3,473,000 at March 28, 1998 and the backlog for distributed products increased from $2,420,000 at June 28, 1997 to $3,984,000 at March 28, 1998.

       Engineering and product development expenditures in the three months ended March 28, 1998 totaled $1,178,000, a decrease of $67,000, or 5%, compared to $1,245,000 in the same period last year. As a percentage of revenues, net engineering and product development expenses increased from 7.2% in the March 1997 quarter to 10.0% in the current quarter. This increase was primarily the result of continued spending on sustaining engineering projects and product development efforts in the components and fluids business, and certain remaining engineering efforts in the systems business.

       Selling, general and administrative expenses (SG&A) for the three months ended March 28, 1998 totaled $2,748,000, a decrease of 14.1% from the SG&A of $3,199,000 in the same period of the prior year. The decrease is due primarily to the reduction in corporate staffing undertaken in April 1997 as well as to a reduction in restricted stock vesting and legal costs.

       Interest expense of $256,000 for the three months ended March 28, 1998 represented an increase of $39,000 over that in the same period in fiscal 1997 due principally to higher borrowings under the Company's credit facility made available by its bank.

       As a result of the decline in demand for products of the Company's crystal growing systems business that has taken place in recent months, a detailed review of this business was undertaken in the third quarter of fiscal 1998. The conclusion of this study was that the Company's commitment of resources to the business was greater than could be justified by the prospects for new sales in this product line, and the Company determined that this commitment of resources should be reduced and redirected toward the components and fluids businesses, where management believes the prospects for future growth appear to be better. The Company therefore concluded that a substantial downsizing of its systems division was warranted, and developed and implemented a plan to reduce the size of the division. Included in this plan was the decision to reduce the overall staffing of the division from close to 100 employees to approximately 35, and to review all assets devoted to the business. As a result of this review, the Company recorded a restructuring charge of $721,000 for employee severance expenses and certain consulting fees related to the restructuring. It was also concluded that the full recovery of the carrying value of certain fixed assets devoted to the systems business had become unlikely, and a provision for impairment of $1,006,000 was charged to expense. In addition, the Company charged to cost of goods sold purchase contract cancellation charges and reserves against the systems business inventories (which may have had their value impaired by this decision) totaling $1,747,000. The Company estimates that the restructuring plan and other charges and writedowns will reduce future annual employment and other costs by approximately $2,400,000.

       The operating loss for the quarter that was the result of these decisions has increased the deferred tax asset on the Company's books by $1,486,000. Based upon a current assessment of the future earnings prospects for the Company through fiscal 1999 after the restructuring and other expenses described in the preceding paragraph and on the overall outlook for revenue levels in all of the Company's product lines, the Company has concluded that it is more likely than not that the Company will be sufficiently profitable to utilize the additional deferred tax asset resulting from the operating losses in the current quarter. See Note C to the financial statements.

       As of March 28, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $27,600,000, and for foreign income tax purposes of approximately $5,073,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2010. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital at the time such benefits are realized. The tax provision for the three months ended March 28, 1998 includes a provision for certain state alternative minimum and foreign income taxes.

   NINE  MONTHS ENDED MARCH 28, 1998 AND MARCH 29, 1997:
       In the nine months ended March 28, 1998, the Company had a net loss of $1,175,000, or $.19 per share (basic and diluted), as compared to net income in the same period of fiscal 1997 of $1,075,000, or $.18 per share basic and $.17 per share diluted. The decline in net income is a result of the restructuring expenses and other costs incurred in the current quarter in connection with the downsizing of the Company's crystal growing systems business. See Note E to the financial statements.

       Net sales and revenues for the nine months ended March 28, 1998 declined to $42,509,000 as compared to $50,320,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the nine months ended March 28, 1998 and March 29, 1997 is as follows:

                                                  1998           1997
                                           -----------    -----------
       Crystal growing systems             $20,821,000    $32,334,000
       Seals                                12,931,000      9,870,000
       Fluids                                1,676,000      1,853,000
       Distributed products                  7,081,000      6,263,000
                                           -----------    -----------
         Total net sales and revenues      $42,509,000    $50,320,000
                                           ===========    ===========

       Of the revenues in the first nine months of fiscal 1998 and fiscal 1997, approximately $7,000,000 (16%) and $21,600,000 (43%), respectively, represented sales to one affiliated group of companies. This decline is the result of reductions in the scheduled deliveries to this customer.

       Revenues in the Systems Division for the nine months ended March 28, 1998 declined to $20,821,000 from the $32,334,000 recorded in the same period of the previous fiscal year. A substantial part of this decline took place in the third quarter of the current fiscal year due to the decline in industry demand for crystal growing systems and the delay in shipment of two machines into the fourth quarter of fiscal 1998. Reduced deliveries in prior months to the Company's principal customer for crystal growing systems contributed to the rest of the decline.

       Consolidated gross margins for the nine months ended March 28, 1998 amounted to 26.9% of product sales as compared to 31.0% of product sales in the same period of the prior year. The decline in gross margin in the current year is due to the charges to cost of goods sold made in the current quarter as a result of the decision described above to undertake the restructuring and downsizing of the crystal growing systems business. These charges included accruals for anticipated expenses in connection with the cancellation of purchase orders for inventory, and establishment of inventory reserves. See also Note E to the financial statements.

       Consolidated order bookings for the nine Months ended March 28, 1998 totaled $29,158,000 as compared to $41,741,000 in the same period of the prior year. Of the current year's bookings, $7,600,000 represent orders for silicon crystal growing systems as compared to $22,990,000 in the previous period. Bookings for the remaining product lines increased 15% from $18,759,000 in the prior period to $21,558,000 in the first nine months of the current year.

       Engineering and product development expenditures in the nine months ended March 28, 1998 totaled $3,270,000 a decrease of $761,000 or 19% compared to $4,031,000 in the same period last year. As a percentage of revenues, net engineering and product development expenses decreased from 8.0% in the nine months ended March 29, 1997 quarter to 7.7% in the nine months ended March 28, 1998. This decrease was primarily because spending on sustaining engineering projects and project development efforts in systems business were at high levels in the previous fiscal year as several new crystal growing systems were being designed and built.

       Interest expense of $794,000 for the nine months ended march 28, 1998 represented an increase of $215,000 over that in the same period in fiscal 1997 due to higher borrowings under the Company's credit facility made available by its bank.

       Selling, general and administrative expenses for the nine months ended March 28, 1998 totaled $8,066,000, a decrease of 16% from the $9,552,000 recorded in the nine months ended March 29, 1997. This decrease was due to reduced staffing and related expenses initiated in April 1997, reduced charges for restricted stock expense, and reduced legal costs.

   LIQUIDITY AND CAPITAL RESOURCES

       Net working capital at March 28, 1998 was $10,048,000 as compared to $13,323,000 at June 28, 1997. The current assets of the Company decreased during the first nine months of fiscal 1998 due primarily to a decrease in inventories. The decrease in inventory was principally due to the reduction in inventory values recorded in connection with the downsizing of the systems business (see Note E to the financial statements). A reduction in advances to suppliers was offset by an increase in cash and other current assets. Current liabilities, however, increased during the first nine months of fiscal 1998 as a result of additional short term borrowings against the Company's revolving line of credit, and because of an increase in accrued expenses related to the downsizing of the systems business. Although there was a significant decrease in accounts payable and customer deposits, total current liabilities increased during the period which was a factor in the decrease in net working capital.

       During the nine months ended March 28, 1998, the operations of the business provided cash from operations of $253,000, as non-cash charges to income, and a decrease in inventories was largely offset by decreases in accounts payable, customer deposits, and an increase in deferred taxes. At March 28, 1998, the Company had outstanding purchase commitments for material of approximately $9,000,000 representing long lead-time items and other component parts for the Company's crystal growing system business.

       Investing activities during the nine months ended March 28, 1998 included the collection of $90,000 from a restricted cash deposit, and $3,237,000 of investment in property plant and equipment. Of the latter amount, approximately $762,000 represented acquisitions of general property, plant and equipment. The remainder was an investment of approximately $2,475,000 in the construction of a 300mm crystal growing system which it intends to operate as part of a demonstration facility in its manufacturing plant for display to prospective customers as well as for the production of 300mm silicon ingots for sale. In connection with the decision to downsize the systems business, it was concluded that the overall uncertainties in the outlook for the business introduced doubt as to the recoverability of the full value of the 300mm machine, and the Company decided to write down its value to an amount which, in management's judgment, represents recoverable value. This charge was included as an asset impairment loss in the third quarter of fiscal 1998. At March 28, 1998, the Company did not have any material purchase commitments with respect to property and equipment. Financing activities of the Company during the nine months ended March 28, 1998 were comprised entirely of increases in net borrowings of $3,427,000 from its bank credit facilities (described below). The consolidated results of operations for the nine months ended March 28, 1998 includes a non-cash charge of $267,000 for compensation to employees as a result of restricted stock grants made in prior years. In the same period last year, a charge of $391,000 was made for the same purpose.

       The restructuring and other charges to expense made in the third quarter of fiscal 1998 include approximately $1,347,000 in accruals for future expenses which will become cash outlays during the next six to nine months. The majority of this amount represents employee severance expense which will actually be paid as the business restructuring plan for the systems business is implemented in stages over the next three quarters, and in accruals for expenses relating to certain field installations, which also will be incurred over the next three quarters. The fixed asset writedowns will reduce depreciation expense in future years, and the remaining charges are all non-cash adjustments in carrying value of assets. The Company intends to vigorously pursue selling these assets, which, if successful, would result in cash inflows to the Company.

       Under an arrangement with its bank, the Company has available to it a total credit facility of approximately $14,400,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 1984 Series Industrial Revenue Bonds, an $8,500,000 revolving line-of-credit for working capital purposes, and $500,000 representing the remaining balance of an installment payment note used to finance the expansion of its in-house machine shop. In addition, in October 1997, the Company entered into an agreement with its bank under which the bank advanced to the Company $1,500,000 in the form of a 90-day promissory note in order to cover anticipated short term financing needs. This note bears interest at the same rate as the revolving credit line, and remained outstanding at March 28, 1998. The entire credit facility is collateralized by substantially all of the assets of the Company. As of March 28, 1998, the entire $8,500,000 was outstanding against the revolving line-of-credit. The interest rate on the revolving line-of-credit was 9.5% at March 28, 1998. This credit arrangement currently expires on May 31, 1998, and the Company is actively discussing with the bank the renewal of the credit line. Although management expects that the credit line will be renewed, there is no assurance that it will be renewed.

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

   YEAR 2000 ISSUE

       The Company has undertaken an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to its computer systems. The Company has in recent years relied almost entirely on purchased off-the-shelf software packages for both business and engineering purposes, and has not materially customized these packages for its purposes. These software packages run on a personal computer based local area network which was installed in 1993, and which has been upgraded as needed since then. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with maintenance contracts, and test evaluations of the software.

       As a result of the assessment the Company believes that all of its major business systems software is year 2000 compliant and that the year 2000 issue is not likely to have a material impact on the Company's operations. Nevertheless, a project to further verify year 2000 compliance in the Company's systems has been undertaken and is expected to be completed by the end of fiscal 1998. This project will be completed with the Company's existing resources, and is not expected to have a material effect on the Company's financial results.

       This report contains forward-looking statements within the meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, cancellation of letters of intent, further rescheduling of existing crystal puller orders, additional crystal puller orders from existing or new customers, including those mentioned above, lack of new crystal puller orders from existing or new customers, change in revenues in the Company's other business, and material changes in the market conditions within the semiconductor industry, failure to obtain renewal of the credit line, and inability to utilize deferred tax credits. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.


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


                                         FERROFLUIDICS CORPORATION
                                         -------------------------
                                         (Registrant)




   Date: May 12, 1998                    By: /s/ Salvatore J. Vinciguerra
         ------------                        ---------------------------------
                                         Salvatore J. Vinciguerra
                                         President and Chief Executive Officer

                                         By: /s/ William B. Ford
                                             ---------------------------------
                                         William B. Ford
                                         Vice President Finance