Form 10-K
period 1998-06-27
FERROFLUIDICS CORP
filed 1998-10-09
CIK 353286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 27, 1998

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

                         (1)    Yes   x      No
                                      --        --
                         (2)    Yes   x      No
                                      --        --


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 1, 1998, 6,218,207 shares of $.004 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $3.00 per share for the registrant's Common Stock, as reported on the NASDAQ National Market as of October 1, 1998 was $17,130,846.

                                                TABLE OF CONTENTS

ITEM                                                                                                            PAGE
----                                                                                                            ----
PART I

     1   Business ............................................................................................    3
     2.  Properties ..........................................................................................    8
     3.  Legal Proceedings ...................................................................................    8
     4.  Submission of Matters to a Vote of Security Holders .................................................    8

PART II

     5.  Market for Registrant's Common Equity and Related
              Stockholder Matters ............................................................................    9
     6.  Selected Consolidated Financial Data ................................................................   10
     7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..........................................................................   11
     7A. Quantitative and Qualitative Disclosures about Market Risk ..........................................   17
     8.  Financial Statements and Supplementary Data .........................................................   18
     9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ............................................................   41

PART III

     10.   Directors and Executive Officers of the Registrant ................................................   41
     11.   Executive Compensation ............................................................................   43
     12.   Security Ownership of Certain Beneficial Owners
              and Management .................................................................................   54
     13.   Certain Relationships and Related Transactions ....................................................   55

PART IV

     14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...................................   55
         (a)   Financial Statement Schedules
         (b)   Reports on Form 8-K

         Signatures ..........................................................................................   60

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

     The Company creates commercial applications for its ferrofluid technology either by creating a ferrofluid to serve one or more functions in an existing product (such as the utilization of ferrofluids in audio loudspeakers) or by combining proprietary ferrofluid technology with broad applications engineering to develop ferrofluid-based (Ferrofluidic(R)) products, such as the Company's various sealing devices and fluid-film bearings. The Company manufactures all ferrofluids for sale or for use in its own proprietary products. With respect to its products incorporating ferrofluids, the Company generally designs the product and then procures from third party vendors the fabrication of all or a substantial proportion of machined parts and components for the product. The Company assembles, tests and ships the product from its Nashua, New Hampshire plant.

     The Company seeks to apply its Ferrofluidic(R) technologies in situations where its use significantly enhances the final product into which the technology is incorporated. As a result, pricing reflects value added rather than the direct cost of producing the fluid or Ferrofluidic(R) product supplied to the Company's customers. The Company also seeks to supply markets in which it can achieve a position of market leadership. The Company believes that it, along with a licensee, currently supplies the vast majority of the ferrofluids and ferrofluid-based products used in the world.

     On September 23, 1998, the Company entered into an agreement with General Signal Technology Corporation ("General Signal") whereby General Signal purchased the intellectual property and certain other assets of the Company's Crystal Growing Systems Division (the "Systems Division") for $10,800,000 in cash on such date (the "Sale"). Although the Sale took place after the close of fiscal 1998, in accordance with generally accepted accounting principles, the Company is reporting the results of operations of this business as discontinued operations in fiscal 1998, and the Company's consolidated financial statements for prior periods, as well as all related footnote and financial discussions, have been revised to reflect this accounting treatment of the Systems Division in those periods. See Note K to the Consolidated Financial Statements for additional information regarding the Sale.

     The Sale did not include any liabilities or accounts receivable outstanding as of the closing of the Sale, which remain with the Company. The Sale also did not include the obligation by the Company to complete backlog, which obligation remains with the Company, or approximately $5,873,000 in inventory on hand, all of which is needed to fulfill existing backlog. The terms of the Sale provide that, generally, any backlog existing on December 31, 1998 will be transferred to General Signal.

Corporate Structure

     The Company has its headquarters in Nashua, New Hampshire where it conducts substantially all of the engineering and manufacturing of its products. The Company conducts its operations overseas through the following wholly owned subsidiaries:

(1) Advanced Products & Technologies, GmbH ("AP&T"), with headquarters in Nurtingen, Germany and sales offices in Oxford, England and Madrid, Spain, which:

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

Operating Structure

    Following the Sale, the Company is organized into two business segments:

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

              Sales generated by the Components Division accounted for approximately 66.7%, 66.5% and 69.1% of total product sales from continuing operations in fiscal 1998, 1997 and 1996, respectively.

       (ii) Distributed Products Division or Thin Film Deposition segment, which includes the sale in Europe and Asia by AP&T of compatible products on an exclusive basis for several U.S. and European companies.

              Sales generated by the Distributed Products Division accounted for 33.3%, 33.5% and 30.9% of total product sales from continuing operations in fiscal 1998, 1997 and 1996, respectively.

     In fiscal 1998, $16,520,000, or 58.6%, of the Company's sales from continuing operations were to foreign customers, primarily through AP&T and FJC. Sales to unaffiliated foreign customers in fiscal 1997 and 1996 totaled $14,180,000 (56.5%) and $14,941,000 (54.9%), respectively.

     All manufacturing and assembly of products for the Components Division is conducted at the Company's headquarters in Nashua, NH. Marketing of those products for all markets, excluding Europe and Japan, is principally conducted by its direct sales force at the Company's headquarters. In the case of its standard seals to end-user markets, the Company has distribution agreements with the Kurt J. Lesker Company ("KJLC"), a worldwide distributor of vacuum related products, and with Varian Associates. In addition, the Company has established distributor relationships for its ferrofluid and Ferrofluidic(R) products in Korea, Taiwan, India, China, and developing Pacific Rim countries.


Product Lines

     Following the Sale, the Company manufactures and sells products in two major product categories: (i) ferrofluids and (ii) magnetic fluid seals, sealing subsystems, and other Ferrofluidic(R) components products. In addition, the Company distributes advanced technology component products and systems for use in the manufacture of semiconductors and in the thin-film deposition and optical coating industries through AP&T in Europe and Asia.

       (i) Ferrofluids. The Company supplies ferrofluids for use in the Company's own engineered products, for use in home and automotive loudspeakers, for nondestructive testing, and for use in sensors and stepper motors. The Company currently supplies fluids for approximately 65 million speakers per year, representing the vast majority of the ferrofluid applications in speakers. Sales of ferrofluids accounted for approximately 7.8%, 10% and 9.5% of total product sales from continuing operations in fiscal 1998,

              1997 and 1996, respectively. The Company supplies
              Ferrofluidic(R)inertia dampers that are used in semiconductor equipment, disk drives testers, XY plotters, computer printers and other computer peripheral equipment. The dampers eliminate resonance, reduce settling time, eliminate corrosion and improve positional accuracy.

       (ii) Magnetic Fluid Seals and Subsystems. The Company combines proprietary ferrofluid technology with applications engineering to develop a variety of products that provide state-of-the-art seals and sealing subsystems that seal the environment from a manufacturing process. In each of the applications in which the Company provides Ferrofluidic(R) seals and sealing subsystems it is the leading provider of such technology products. Sales of magnetic fluid seals accounted for approximately 58.9%, 56.5% and 59.6% of total product sales from continuing operations in fiscal 1998, 1997 and 1996 respectively. The Company's major magnetic sealing products are:

              Rotary Seals for Critical Process Applications: Historically, one of the Company's core commercial applications of ferrofluids is a rotary seal assembly with long life, unmeasurable leakage and high-speed capability for transferring rotary motion into vacuum and other highly controlled, ultra-clean process environments. The Company supplies the semiconductor and other critical process industries with low vapor pressure seal assemblies and subsystems, which help exclude atmospheric contamination from manufacturing processes. These applications include semiconductor processing, electro-optical subsystems, thin-film vacuum coating, excimer laser and x-ray-based machines. The Company produces standard and custom-engineered sealing components and subsystems including multiport rotary valve assemblies. Customers include both original equipment manufacturers ("OEMs") and end users. The selling price for the majority of such seal assemblies sold by the Company is in the range of $500 to $25,000, with some seal subsystems approaching $100,000, depending on design complexity.

              In addition, the Company has two additional commercial applications for its rotary seals: (a) a Lamp Process Sealing System that is supplied to General Electric and certain other lighting manufacturers for use as an integral part of the process to produce energy efficient lamps for automotive, commercial and residential lighting; and (b) a Medical X-Ray Sealing System that is supplied to major medical equipment manufacturers for use to rotate, seal and cool target anodes inside the x-ray vacuum chamber of computer aided tomography scan equipment.

              Industrial Process Seals: The Company's industrial process seals eliminate volatile organic compounds and volatile hazardous air pollutants from petroleum refining and chemical processing plants. Using this magnetic fluid sealing technology, these facilities can comply cost-effectively with the strictest regulations, which mandate decreasing "fugitive emissions" (as they are referred to under the Federal Clean Air Act of 1990 and its Amendments of
              1990) according to a phased program over the next few years and are subject to acceleration by certain state and local authorities. During fiscal 1997, a new series of gas tight seals (GT-6) for the industrial market was introduced. This product series is targeted at industrial fans, blowers, and other low-pressure gas handling devices where emissions control and process contamination are critical. Other products within the GT family will be introduced periodically and target other equipment such as compressors, centrifuges, mixers, agitators and pumps. The GT-6 product recently received certification from TA Luft, the German air quality authority.

              Subsystems: During fiscal 1996, as an extension of its core capability to design and manufacture rotary seals for a variety of vacuum processing applications, the Company began marketing sealing sub-systems to OEMs, which incorporate existing Ferrofluidic sealing technology with other mechanical and electrical components to produce a fully integrated sub-system. Sub-systems allow the Company's customers to outsource more of their manufacturing without compromising quality. Some of the new opportunities include robotics, cluster tooling, and other semiconductor processing sub-assemblies.

              The Company continues to develop equipment and process technologies in several other areas in cooperation with major industrial companies and specific product specialists.

Competition

    The Company believes that its competitive advantage will continue to depend upon its trade secrets, know-how and ability to develop both ferrofluids for specific applications and technologically advanced products which use ferrofluids. The Company believes that its competitive position with respect to its proprietary products, while aided by its patents, is not now materially dependent upon them. The Company does, however, believe that several of its pending patents, if issued, could further strengthen its competitive position. The Company's ferrofluids are proprietary to the Company.

(i) Magnetic Fluids. Numerous other companies around the world supply various forms of magnetic fluids for commercial applications. Nevertheless, the Company, in conjunction with Ferrotec, its Japanese licensee and former subsidiary, supplies the vast majority of the world's commercial applications of ferrofluids and believes that its ferrofluids are the principal product used in applications utilizing magnetic fluids. The Company believes its principal competitor in the audio ferrofluid market is Ferrotec with respect to sales in the Pacific Rim.

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


Employees and Marketing

     The Company currently has approximately 219 employees worldwide, of which 167 are employed in the United States, 46 in Europe and 6 in Japan. These figures include 56 employees in the discontinued Systems Division.

     In the United States, the Company markets its products through a direct field sales force and an applications engineering staff with headquarters in Nashua, NH which is augmented by a third-party sales representative organization in the U.S. and Europe with respect to its Components business. Abroad, products are sold in Europe through AP&T, the Company's wholly-owned subsidiary, in Japan through its wholly-owned subsidiary, Ferrofluidics Japan Corporation, and elsewhere in Europe and Asia through various sales representative and distributor relationships.


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

     During 1996, the Company increased its capacity for in-house precision machining through the establishment of a state-of-the-art machining center. This enhanced capability has proven to be critical in the ability to meet ever shortening lead times for delivery of component products to customers, in particular in Japan and Asia where the competition has historically dominated market share.

Outside Suppliers

     With respect to its sealing devices, the Company relies on outside suppliers to manufacture, to the Company's specifications, a substantial portion of its metal components requirements. The Company performs assembly and quality control procedures at its headquarters. If the Company's current suppliers were unable to continue to manufacture components, the Company believes that other suppliers would be available to do such work, although there is no guarantee that the Company would be able to obtain all of its supply requirements from such other suppliers on terms comparable to those of its current suppliers. The new in-house machining center, established in 1996, supplies a portion of the Company's need for precision machined component parts, reducing its reliance on outside suppliers. It is not, however, the intent of management to conduct all of the component production in-house.


Intellectual Property Rights

     The Company owns a number of U.S. and foreign patents for its seals, dampers and bearings, with expiration dates ranging up to 2006. In addition, the Company has applied for additional patents for these products. In many cases, however, the Company relies more upon its trade secrets, know-how and ability to develop technological advances than patents to protect its technologies and products.

     The Company has registered trademarks for a logo design utilizing an "F" and for Ferromedic, Ferrofluidic, FerroSound, FerroSound-The solution is loud and clear, and Spin Technology.


Internal Research and Development

     The Company's internal research and development effort is aimed at developing proprietary ferrofluids and using the unique properties of magnetic fluid technology to develop new products and business. The Company spent (and charged to expense) $890,000, $685,000 and $782,000 in fiscal years 1998, 1997 and 1996, respectively, on the development of new products and the improvement of existing products.

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


Backlog

     As of June 27, 1998, the Company had a consolidated order backlog from continuing operations of $8,226,000, as compared to $7,207,000 at June 28, 1997. A comparative summary of the consolidated backlog by business segment is as follows:


                                              1998                1997
                                              ----                ----
         Components                     $4,335,000          $4,787,000
         Distributed Products            3,891,000           2,420,000
                                        ----------          ----------
         Total Backlog                  $8,226,000          $7,207,000
                                        ==========          ==========

         The majority of the total backlog at June 27, 1998 is expected to ship during fiscal 1999.


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

     With respect to the Company's former Systems Division, the Company generally offered a one-year warranty as to workmanship and materials from date of acceptance by the customer. Warranty expenses have historically been within the reserves established by the Company.


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


ITEM 2. Properties

     The Company's offices, engineering and manufacturing operations are located in Nashua, New Hampshire in a 71,000 square foot facility situated on approximately 4.5 acres of land owned by the Company. This land, the building, and substantially all the Company's machinery and equipment at its Nashua facility have been pledged as security for its short and long term debt. (See Notes A and D to the Consolidated Financial Statements in Item 8.)

     The Company and its subsidiaries lease office space, aggregating approximately 15,000 square feet, under varying terms in Oxford, England; Nurtingen, Germany; Madrid, Spain; and Tokyo and Nagano, Japan.


ITEM 3. Legal Proceedings

Securities and Exchange Commission
----------------------------------

     On February 19, 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period of January 1, 1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons had violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order was whether publicity about the Company, including research reports, were published without fully disclosing consideration given or received therefor. The order also indicated that the inquiry would examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities in public filings made by the Company (including the financial statements contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Throughout the investigation the Company has cooperated fully with the SEC's inquiry. In June 1997, the SEC completed its investigation with respect to the Company, and on June 23, 1997, the Company entered into a Consent and Understanding, whereby it agreed to be permanently enjoined from violating the federal securities laws. The Company is continuing to cooperate with the SEC as it completes its investigation with respect to certain unnamed persons.


ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 27, 1998.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Ferrofluidics' Common Stock is traded on the NASDAQ National Market under the stock symbol "FERO". The following table sets forth the high and low closing transactions for the Common Stock of the Company for the fiscal periods indicated, as reported by the NASDAQ National Market.


                  1998                            High          Low
                  ----                            ----          ---
                  7/1/97 - 9/30/97               8 7/8          5 7/8
                  10/1/97 - 12/31/97           7 13/16          4 5/8
                  1/1/98 - 3/31/98              6 7/16          4 5/8
                  4/1/98 - 6/30/98             5 11/16          3 1/8

                  1997
                  ----

                  7/1/96 - 9/30/96              13 3/4          8 1/4
                  10/9/96 - 12/31/96             9 5/8          7 3/8
                  1/1/97 - 3/31/97              10 7/8          7 1/4
                  4/1/97 - 6/30/97               8 3/4          5 3/4

     On October 1, 1998, the closing sale price for the Company's Common Stock, as reported by the NASDAQ National Market, was $3.00. On that date, there were approximately 2,489 holders of record of the Common Stock of the Company.


Dividend Policy

     The Company has never paid a cash dividend on its Common Stock. Its policy is to retain earnings and use funds for the operation and expansion of its business. Future dividend policy will be determined by the Board of Directors based upon the Company's earnings, financial condition and capital requirements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the five years ended June 27, 1998, should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, in Item 8 of this report and with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

                                                                       Fiscal Years Ended
                                                                       ------------------

                                                                  June 28,         June 30,          June 30,              June 30,
                                            June 27, 1998          1997(b)         1996(b)           1995(b)                1994(b)
                                            -------------          -------         -------           -------                -------
Income Statement Data:
----------------------
Net sales                                     $52,700,000      $67,785,000      $72,967,000      $34,155,000            $26,461,000

Net sales from continuing operations           28,170,000       25,094,000       27,226,000       22,373,000             17,849,000

Nonrecurring operating expenses (income)               --               --               --       (1,156,000)             3,108,000
Income (loss) from continuing operations        1,338,000          (97,000)         498,000        2,166,000             (7,362,000)
Income (loss) from discontinued operations     (4,810,000)       1,769,000        3,322,000       (1,277,000)            (3,352,000)
Net income (loss)                              (3,472,000)       1,672,000        3,820,000          889,000            (10,713,000)

Per Share Data:

Earnings Per Common Share-Basic:
  Income (loss) from continuing operations           0.22            (0.02)            0.08             0.39                  (1.37)
  Income (loss) from discontinued operations        (0.78)            0.29             0.55            (0.23)                 (0.63)
  Net income (loss)                                 (0.56)            0.27             0.63             0.16                  (2.00)

Earnings Per Common Share-Diluted:
  Income (loss) from continuing operations           0.21            (0.02)            0.08             0.39                  (1.37)
  Income (loss) from discontinued operations        (0.77)            0.29             0.53            (0.23)                 (0.63)
  Net income (loss)                                 (0.56)            0.27             0.61             0.16                  (2.00)

Balance Sheet Data:
Working capital                                $8,182,000      $13,323,000      $12,350,000       $7,811,000            $(1,601,000)
Total assets                                   44,019,000       45,001,000       43,429,000       39,529,000             32,508,000
Total liabilities                              25,818,000       23,420,000       23,727,000       23,748,000             21,325,000
Long-term debt                                  5,000,000        5,000,000        5,000,000        5,036,000                 28,000
Stockholders' equity                           18,201,000       21,581,000       19,702,000       15,781,000             11,183,000


Note:   (a) Dividends have neither been declared nor paid during the five years ended June 27, 1998.

        (b) Certain amounts for fiscal 1997, 1996, 1995 and 1994 have been restated to reflect the Systems Division as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information to assist in the understanding of the Company's results from continuing operations, unless otherwise noted, and financial condition. As described in Item 1, on September 23, 1998, certain of the assets of the Company's Systems Division were sold to General Signal for $10,800,000 in cash. See Note K to the Consolidated Financial Statements for more information regarding the Sale. This discussion reflects the fact that in accordance with generally accepted accounting principles, the Company is reporting the results of operations from the Systems Division as discontinued operations and that the Company's Consolidated Financial Statements for fiscal 1998 and prior periods, as well as all related footnotes, have been revised to reflect this accounting treatment of the Systems Division in those periods. It should be read in conjunction with the selected financial data in the preceding section and the consolidated financial statements and notes thereto that appear elsewhere herein.

Results of Operations

Fiscal 1998 Versus Fiscal 1997:
-------------------------------

In fiscal 1998, the Company's consolidated net revenues increased to $28,170,000 from the $25,094,000 reported in fiscal 1997. The changes in revenues by segment are shown in the following table:


                                     1998            1997
                                     ----            ----
     Components               $18,780,000     $16,685,000
     Distributed Products       9,390,000       8,409,000
     Total Revenues           $28,170,000     $25,094,000
                              ===========     ===========


     Sales in the Components product lines increased due primarily to the upturn in semiconductor equipment manufacturing that began in the fourth quarter of fiscal 1997, and from a significant increase in sales of rotary feedthrough seals in Europe primarily in non-semiconductor markets. In addition, the recently introduced line of industrial gas tight seals also contributed to the increase in sales in fiscal 1998. In the Distributed Products business segment, sales of components and power supplies for the thin film deposition industry contributed significantly to the increase. Sales of magnetic fluids remained relatively flat for the year as compared to the prior year, as heavy competition in the audio fluid business, particularly in Asia, prevented a significant sales increase.

     Total sales of the Company's European subsidiary, AP&T, which includes the sale of the Company's components and fluid products in Europe, as well as comprising the Distributed Products segment, increased by 15.2% to $13,801,000 as compared to $11,979,000 in fiscal 1997. The increases were in both the Ferrofluidic(R) product lines and in the distributed products. Sales from the Company's Japanese subsidiary were 22% lower than in the previous fiscal year, which was due to the competitive price pressures brought on by the decline of the yen in relation to the dollar, putting products manufactured in the U.S. at a significant cost disadvantage.

     Bookings increased from $26,595,000 in fiscal 1997 to $31,263,000 in fiscal 1998. This increase was both in Distributed Products and in rotary feedthrough seals. Bookings for magnetic fluid sales for 1998 were $2,758,000, which is slightly higher than the $2,542,000 for 1997. Order backlog at the end of fiscal 1998 was $8,226,000, as compared to the backlog in the prior year of $7,207,000. The majority of the order backlog at the end of fiscal 1998 is expected to ship in fiscal 1999.

     Consolidated gross margin for fiscal 1998 was 43.9%, a decrease from the 47.3% in fiscal 1997. The decrease in margin was due to decreases in margin in the magnetic fluids product line and in the Company's European operations.

     Engineering and product development expenses in fiscal 1998 were $1,977,000, which is comparable to the $1,907,000 spent in fiscal 1997. Engineering and product development expenses have been allocated between continuing operations and discontinued operations on the basis of the amounts actually spent by each Division.

     Selling, general and administrative ("SG&A") expenses in fiscal 1998 were $8,321,000, which is $1,595,000 or 16.1% less than the $9,916,000 incurred in
1997 and, as a percent of revenues, decreased from 39.5% in 1997 to

29.5% in 1998. Selling and marketing costs decreased by $1,200,000, due primarily to a $872,000 decrease in selling expenses at AP&T which was the result of restructuring efforts undertaken in late fiscal 1997 and a $151,000 decrease in selling expenses in Japan. Administrative expenses accounted for the remainder of the decrease, which was due in part to decreases in legal costs ($278,000) and insurance ($260,000). General corporate expenses have been allocated between continuing operations and discontinued operations on the basis of the actual amounts incurred on behalf of the respective divisions. In addition, certain expenses for Corporate Officers (salaries, travel, etc.) and Accounting Department personnel (primarily salaries) were also allocated on the basis of the estimated time and expenses incurred on behalf of each respective Division.

     Net interest expense in fiscal 1998 was $601,000, an increase of $178,000 from net interest expense incurred in fiscal 1997. The increase is due to higher average borrowings under the Company's line-of-credit agreement. Net interest expense and other bank charges and fees have been allocated between continuing operations and discontinued operations on the basis of the net identifiable assets used in those operations. See Note D to the Consolidated Financial Statements for a more complete discussion of the Company's debt obligations.

     The Company records transaction gains and losses resulting from fluctuations of foreign currency as other income or expense. During fiscal 1998, $47,000 of net foreign currency transaction losses were recorded as compared to a net loss of $106,000 in fiscal 1997. The losses in 1998 and 1997, primarily incurred by the Company's Japanese subsidiary whose functional currency is the U.S. dollar for accounting purposes, arose as a result of the weakening of the Japanese yen against the dollar during much of 1998 and 1997. Gains and losses resulting from the translation of the financial statements of subsidiaries whose functional currency is other than the U.S. dollar are recorded directly to equity. The balance of other income (expense) in 1998 was principally other financing costs, which did not change materially from the previous fiscal year.

     The income tax expense in 1998 of $74,000 is comprised of a provision for foreign income taxes on the Company's earnings. The income tax benefit of $448,000 in 1997 consisted principally of a tax benefit of $467,000 recorded in the fourth quarter of 1997 which represents a reduction in the valuation allowance against deferred tax assets. See Note C to the Consolidated Financial Statements for a more complete discussion of income taxes.

     Income (loss) from discontinued operations, net of income taxes, was approximately $(4,810,000) for 1998 as compared to $1,769,000 for 1997.


Fiscal 1997 Versus Fiscal 1996:
-------------------------------
     In fiscal 1997, the Company incurred a loss of $(97,000) or $(.02) per share, compared to income of $498,000, or $.08 per share, recorded in fiscal 1996. The decline was the result of lower sales volumes and increased expenses, particularly in the areas of marketing and product development.

     In fiscal 1997, product revenues decreased 7.8% to $25,094,000 from $27,226,000 in fiscal 1996. This decrease in the Company's level of business can be directly attributed to a significant decline in the semiconductor industry in general, which accounts for a substantial portion of the Components segment revenues. The changes in revenues by segment are summarized as follows:


                                             1997                   1996
                                             ----                   ----
          Components                  $16,685,000            $18,827,000
          Distributed Products          8,409,000              8,399,000
                                      -----------            -----------
          Total Revenues              $25,094,000            $27,226,000
                                      ===========            ===========

     The decrease in Components revenues in 1997 was due to a slowdown in the production of capital equipment for the semiconductor industry during the first three quarters of 1997 which caused the demand for the Company's rotary feedthrough seals to decline sharply, resulting in an 11.4% decrease in revenues. During the fourth quarter of 1997, the order rate for seals began to improve as the outlook for the industry improved. Revenues in the Distributed Products segment, which principally serves the thin-film deposition industry, remained relatively level with those of 1996.

     Total sales from the Company's European subsidiary, AP&T, which includes the sale of the Company's components and fluid products in Europe, as well as comprising the Distributed Products segment, decreased 5.7% to $11,979,000 in 1997, as compared to $12,702,000 in fiscal 1996. The decrease was entirely within the Ferrofluidic(R) product lines, as the distributed products revenues remained level with the prior year. Sales of seals and fluids by the Company's Japanese subsidiary, FJC, increased to $1,239,000 over the $419,000 of revenues in 1996, evidencing the Company's penetration into that market. Despite the increase in business with Japan, total foreign sales declined to $14,180,000 from $14,941,000 in 1996.

     Bookings in 1997 decreased 4.4% to $26,595,000 from $27,804,000 in 1996, which was due primarily to the slow-down in the semiconductor industry in 1997. Order bookings in the Company's Components Division, which includes the sale of seals and fluids, totaled $17,511,000, which includes bookings in the fourth quarter of fiscal 1997 of $6,300,000, a record for the segment. The resulting order backlog for that segment at the end of the fiscal year was $4,787,000, an increase of 21% over the Components Division backlog at June 30, 1996. Consolidated order backlog at June 28, 1997 totaled $7,207,000 as compared to $5,948,000 at June 30, 1996.

     The consolidated gross margin for the year ended June 28, 1997 was 47.3%, an increase of over 2% from the gross margin of 45% in the previous year. Although revenues declined, the overall product mix was essentially unchanged. The improvement in margin was due to primarily to an increase in margin in the magnetic fluids segment. Consolidated operating income before general corporate and non-operating expenses increased in 1997 to 14.6% of product revenues as compared to 11.9% in 1996. This was the result of better margins from the Components' segment as well as lower sustaining engineering and product development costs.

     The Company spent $1,907,000 during fiscal 1997 on engineering and product development, an amount equal to 7.6% of product revenues compared to $2,248,000 or 8.3% of product revenues in the preceding year. Engineering costs as a percent of revenues decreased in 1997 principally due to the reallocating of engineers to the former Systems Division. Engineering and product development expenses have been allocated between continuing operations and discontinued operations on the basis of the amounts actually spent by each Division.

     Selling, general and administrative ("SG&A") expenses in 1997 increased $806,000 or 8.9% over such expenses in 1996, and increased as a percent of revenues from 33.5% in 1996 to 39.5% in 1997. Selling and marketing costs increased by $162,000, due in part to a $60,000 increase in selling expenses in Japan and a $100,000 increase in selling expenses in Europe. Administrative expenses accounted for the rest of the increase, which was due in part to increases in legal costs ($233,000), personnel costs ($100,000) and severance ($207,000). General corporate expenses have been allocated between continuing operations and discontinued operations on the basis of the actual amounts incurred on behalf of the respective divisions. In addition, certain expenses for corporate officers (salaries, travel, etc.) and Accounting Department personnel (primarily salaries) were also allocated on the basis of the estimated time and expenses incurred on behalf of each division.

     Interest income in 1997 was down from that in 1996, due principally to lower levels of invested cash. Interest expense of $503,000 was up 61.7% over the $311,000 in the prior year as a result of higher borrowings against the Company's revolving line of credit. Net interest expense and other bank charges and fees have been allocated between continuing operations and discontinued operations on the basis of the net identifiable assets used in those operations. See Note D to the Consolidated Financial Statements for a more complete discussion of the Company's debt obligations.

     In accordance with FASB Statement No. 109, Accounting for Income Taxes, the Company recorded, in the fourth quarter of 1997, a $467,000 tax benefit. The benefit resulted from a reduction of the valuation allowance against deferred tax assets that is required to be recorded when the Company's management is of the opinion that the tax benefit is more likely than not to be realized. The recording of this benefit may affect the Company's effective corporate tax rate in future periods. Income tax expense of $121,000 in 1996 consisted of a provision for foreign income taxes on the Company's foreign earnings. See Note C to the Consolidated Financial Statements for a more complete discussion of income taxes.

     Income from discontinued operations, net of income taxes, was approximately $1,769,000 for 1997 as compared to $3,322,000 for 1996.

Liquidity and Capital Resources

    The discussion in this section reflects both continuing and discontinued operations.

    In 1998, the operations of the business used $9,000 of cash, as compared to $2,153,000 in 1997. For fiscal 1998, the net loss of $(3,472,000) was offset by decreases in accounts receivable, inventories, prepaids and other current assets and an increase in customer deposits which amounted to $1,432,000, $1,326,000, $451,000 and $352,000, respectively. The cash requirements for 1998 and 1997 were financed from borrowings under the Company's expanded revolving line of credit as discussed below. The Company typically received advance payments from the sale of crystal growing systems under large multi-unit contracts as certain milestones were met, including receipt of the order, submission of accepted engineering drawings, shipment and final acceptance of the units. In 1998 and 1997, the Company received advance payments of $4,196,000 and $6,523,000, respectively, in connection with orders for crystal growing systems. In order to secure its sources of supply for critical long lead-time inventory items, the Company has also had to make advance payments to its vendors. The balance remaining on deposit with vendors was $578,000 at June 27, 1998. The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At June 27, 1998, outstanding purchase commitments pursuant to these contracts totaled approximately $7,000,000.

    The ratio of current assets to current liabilities was 1.4 at the end of 1998 which is down from 1.7 at the end of 1997. Working capital at June 27, 1998 decreased to $8,182,000 from $13,323,000 at June 28, 1997. Current assets decreased, principally due to lower accounts receivable, inventories and advances to suppliers. However, the decrease in receivables did not result in an improvement in receivable turnover in 1998 as the softening in the semiconductor industry caused customers to delay their payments. Due to the large decrease in inventories from 1997, inventory turnover increased from 2.3 times annual consumption in 1997 to 3.0 times in 1998.

    In December 1996, the Company entered into a new credit agreement with its bank which resulted in the expansion of its revolving line of credit from $2,500,000 to $8,500,000. In October, 1997, the Company began to construct a second 300mm machine with the intent to install it in a 300mm crystal growing demonstration center at its Nashua facilities (see further discussion in next paragraph). In connection with this project, the Company's bank agreed to lend the Company an additional $1,500,000 on a 90-day promissory note to assist in the financing of the construction of this machine. These changes are discussed in more detail in Note D to the Consolidated Financial Statements.

    Capital expenditures on a consolidated basis totaled $2,399,000 in fiscal 1998, as compared to $1,249,000 in fiscal 1997. The spending in both years consisted primarily of improvements to the Company's Nashua facility, and in 1998 included the construction of a 300mm machine and the replacement of two old and outdated lathes in the Company's in-house machine shop. Other spending included modifications to the manufacturing facility and upgrades to computer equipment and software, primarily for engineering purposes. Also, during 1998, the Company spent approximately $1,500,000, not including engineering costs which have been expensed, on the construction of a 300mm machine for demonstration purposes. On September 21, 1998, the Company sold this 300mm machine and certain optional equipment for approximately book value. Upon signing of the sales agreement for this machine, the Company received $1,385,000 in cash with the balance due upon shipment of the machine, which is expected to occur within six months.

    The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest keyed to short-term nontaxable rates (at June 27, 1998, 4.25%), the proceeds of which were primarily used to fund the construction of the Company's Nashua, NH headquarters. The Company also has a credit facility with its bank which provided the Company with total credit of approximately $15,400,000, $5,400,000 of which is in the form of a stand-by letter of credit for the Company's VRIRB, $8,500,000 of which was a revolving line of credit for working capital purposes and $1,500,000 of which was in the form of a 90 day promissory note. The stand-by letter of credit expired in August 1998, and has been renewed for one year. The letter of credit carries a fee of 1% per year and the revolving credit facility bears interest at prime rate plus 1% (9.5% at June 27, 1998) with a fee of 1/8% on the unused portion. At June 27, 1998, $7,749,000 was outstanding against the revolving line of credit. The promissory note, which was renewed on June 30, 1998, bears interest at the same rate as the revolving credit line. The Company used a portion of the cash proceeds from the Sale to pay off the entire $7,956,000 balance of the line of credit and the entire $1,500,000 balance of the promissory note outstanding as of September 23, 1998. See discussion below regarding the reduction of the maximum available borrowings under the line of credit agreement. See also Note K to the Consolidated Financial Statements for a more complete discussion of the Sale.

     During 1996, the Company borrowed $800,000 in the form of an installment demand note with its bank, to finance the capital expansion of its in-house machine shop. The note bears interest at 9.75% and expires in January 2001. At June 27, 1998, the balance on this note was $461,000. In addition, the Company, through its wholly owned foreign subsidiaries, has various short-term financing arrangements with local banks totaling approximately $835,000 at June 27, 1998. During 1998, the maximum outstanding borrowing on these foreign credit lines was $110,000. The weighted-average interest rates during the year on these facilities ranged from 7.0% to 10.2% and the interest rates at June 27, 1998 ranged from 7.0% to 10.5%.

     As described in Item 1, certain of the assets of the Company's Systems Division were sold on September 23, 1998 to General Signal for $10,800,000 in cash. A portion of the cash proceeds from this Sale has been used to pay off certain outstanding debt as of the closing of the Sale. The Sale, as structured, did not include any of the Systems Division accounts receivable or liabilities, which remain with the Company. The Sale also did not include the obligation to complete approximately $18,433,000 in backlog for crystal growing systems, which obligation remains with the Company, or approximately $5,873,000 in inventory on hand, all of which is needed to fulfill such backlog. The terms of the Sale provide that, generally, any unfulfilled backlog existing as of December 31, 1998, will be transferred to General Signal. The backlog includes a purchase order from one customer for nine machines, representing approximately $7,658,000. The Company believes that the customer is seeking to modify the terms of the order, including its potential cancellation. However, the Company believes that the purchase order remains legally valid, and that under its terms, the customer is obligated to pay the Company the costs incurred up to cancellation of the order. In connection with these machines, the Company has inventory of approximately $3,104,000 on hand and approximately $2,471,000 in parts on order at vendors. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order.

     The Sale did not include approximately $6,472,000 in accounts receivable which were outstanding as of the closing of the Sale. While the Company believes that it will be able to collect these receivables within established reserves but there can be no assurance that the Sale will not adversely affect their collectibility. See Note K to the Consolidated Financial Statements for a more complete discussion of discontinued operations.

     The present line of credit from the Company's Bank expires in November 1998. In connection with the Sale, on September 23, 1998, the Company and its bank agreed to reduce the maximum borrowings under the line of credit agreement from $8,500,000 to $2,000,000. In the fall of 1998, management expects to begin discussions with the bank to renew the line of credit at a level which management believes will be in line with the working capital needs in the continuing operations. It is expected that the proceeds received from the Sale and other cash flow will significantly reduce the Company's need for short-term borrowing arrangements to finance working capital needs in the near future. Management therefore believes that anticipated funds from operations and the borrowing arrangements that are expected to be put into place will be adequate to meet cash requirements for the year ahead.


Impact of Recently Issued Accounting Standards

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Both statements must be adopted by the Company in fiscal year 1999. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Statement No. 131 changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers.

     In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which must be adopted by the Company in fiscal year 1999, requires capitalization of certain costs to develop or obtain internal-use software.

     The Company believes that the adoption of these standards is not likely to have a material impact on the Company's financial position or results of operations.

Effects of Inflation

     Inflation rates over the past three years have remained relatively low and, as a result, have not had a material impact on the financial results of the Company.


Year 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year.

     The Company's products in the Components Business are mechanical devices or fluids and do not contain any electronic components. The Company's products in its Distributed Products Business include an electron beam gun for use in vacuum deposition processes which is electronically controlled, but includes no date-sensitive devices. Consequentially, the Company has no need to make any changes to its products in anticipation of the Year 2000.

     Prior to the Sale, the Company's Systems Division sold products that were controlled by computerized hardware and software, but the processes involved were inherently not date-sensitive. The software involved was purchased off-the-shelf, and was not customized by the Company. All recent products delivered to customers with Company-supplied control systems have been Year 2000 compliant, but some older systems contain older versions of the software and, as a result, may not be Year 2000 compliant. Since these products are not in warranty, and since the Company has not warranted their Year 2000 compliance, the Company believes that it has no further obligations with respect to these products. All products delivered with Company-supplied control systems out of backlog prior to December 31, 1998, in accordance with the terms of the Sale, will be Year 2000 compliant.

     The Company has sent requests to all of its principal providers of services and component parts to advise the Company of their progress in making their internal systems Year 2000 compliant. The Company believes it has a sufficient base of critical component suppliers so that if any supplier is unable to deliver parts due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to its operations. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources on terms comparable with that of its current suppliers. The Company has identified one critical service supplier (its bank), the failure of whose systems for an extended period for any reason, including Year 2000 problems, could cause financially material adverse consequences to the Company. The bank has provided assurance in writing to the Company that its systems will be Year 2000 compliant.

     With respect to its internal systems, the Company has undertaken an assessment of its vulnerability to the Year 2000 issue. The Company does not rely on electronic interaction with customers or vendors, and has in recent years relied almost entirely on purchased off-the-shelf software packages for both business and engineering purposes. These packages have not been materially customized by the Company for its purposes. These software packages run on a personal computer based local area network which was installed by the Company in 1993, and which has been upgraded as needed since then. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with maintenance contracts, and test evaluations of the software. Systems critical to the business which have been identified as vulnerable to the Year 2000 problem either have been, or are being, replaced with new purchased software or corrected by upgrades available from vendors. Outside companies such as vendors, major customers, service suppliers, communications providers and banks are being asked to verify their Year 2000 readiness and the Company is testing interaction with such systems where appropriate. The assessment thus far has been accomplished, and is expected to be completed, utilizing the Company's existing resources, and is not expected to have an adverse material effect on the Company's financial results.

     It is the Company's belief that the results of the assessment to date indicate that all of the Company's major business systems software is Year 2000 compliant, or will be Year 2000 compliant by the end of calendar year 1998, and that the Year 2000 issue is not likely to have a material impact on the Company's operations. However, there can be no assurances that the systems or software of third parties on which the Company relies will be timely converted and the Company may be adversely affected by the failure of such a third party to become Year 2000 compliant.

The Company has not yet developed a plan to deal with this contingency but expects to have such a plan in place by the end of fiscal 1999.


Euro Currency

     The Company derived approximately 49% of its revenue from continuing operations in fiscal 1998 from its operations in Germany and England. Historically, transactions in Europe have been denominated in a variety of currencies.

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions between the eleven participating members of the European Union.

     The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. The Company is evaluating the implications of the Euro conversion and is uncertain as to the potential impact on its operations.


Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, changes in revenues in the Company's components, fluids and thin film deposition businesses, expected working capital needs of the continuing operations, a material change in the market conditions within the semiconductor industry and, changes in management's assessments regarding the Company's obligations under outstanding purchase orders, ability to fulfill existing sales order backlog, the recoverability of inventory and the ability to collect accounts receivable relating to the discontinued Systems Division, the resolution of a dispute with a customer over the validity of a purchase order relating to the discontinued Systems Division and failure of the Company's systems or software, or the systems or software of a third party on which the Company relies to be Year 2000 compliant. For additional information concerning these and other important factors, which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.


ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company maintains foreign operations in England, Germany and Japan and conducts business in many other countries. As a result of these international activities, the Company is exposed to changes in foreign currency exchange rates, which could have some impact on the results of operations. The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of some financial instruments. Generally, the only financial instruments the Company utilizes are forward exchange contracts.

     The purpose of the Company's hedging activities is to mitigate the impact of changes in foreign currency exchange rates. The Company utilizes foreign currency forward exchange contracts for such hedging purposes. These contracts generally do not exceed 12 months in duration, and are designed to coincide with settlement dates of the related transactions, or to hedge balance sheet translation exposure.

     The Company engages neither in speculative nor derivative trading activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           Index to Financial Statements

                                                                                                         Page(s)

Reports of Independent Auditors ........................................................................... 19

Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997 ......................................... 20

Consolidated Statements of Operations for each of the three years in the period ended June 27, 1998 .................................................................. 21

Consolidated Statements of Stockholders' Equity for each
       of the three years in the period ended June 27, 1998 ............................................... 22

Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 1998 .................................................................. 23

Notes to Consolidated Financial Statements ............................................................. 24-40

                         Report of Independent Auditors
                         ------------------------------

To the Stockholders and Directors of Ferrofluidics Corporation

     We have audited the accompanying consolidated balance sheets of Ferrofluidics Corporation as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ferrofluidics Corporation at June 27, 1998 and June 28, 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP


Manchester, New Hampshire
September 23, 1998

                                             FERROFLUIDICS CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                             June 27, 1998 and June 28, 1997

ASSETS                                                                                       1998              1997
------                                                                                       ----              ----
Current Assets:
     Cash and cash equivalents                                                        $ 1,516,000       $   883,000
     Accounts receivable - trade, less allowance
      of $329,000  ($199,000 in 1997)                                                  12,083,000        13,609,000
     Inventories                                                                       13,855,000        15,263,000
     Advances to suppliers                                                                578,000         1,341,000
     Prepaid and other current assets                                                     783,000           474,000
                                                                                      -----------       -----------
Total Current Assets                                                                   28,815,000        31,570,000
                                                                                      -----------       -----------
Property, plant and equipment, at cost, net
     of accumulated depreciation of $12,462,000  ($10,961,000 in 1997)                  8,826,000         8,377,000
Cash value of life insurance, net                                                       1,921,000         1,751,000
Deferred income taxes, net                                                              3,154,000         1,815,000
Other assets, net                                                                       1,303,000         1,488,000
                                                                                      -----------       -----------

TOTAL ASSETS                                                                          $44,019,000       $45,001,000
                                                                                      ===========       ===========
LIABILITIES
-----------
Current Liabilities:
     Bank notes payable                                                               $ 9,710,000       $ 6,781,000
     Accounts payable                                                                   3,860,000         5,126,000
     Customer deposits                                                                  2,777,000         2,426,000
     Accrued expenses and other current liabilities                                     4,286,000         3,914,000
                                                                                      -----------       -----------

Total Current Liabilities                                                              20,633,000        18,247,000
                                                                                      -----------       -----------

Long-term debt obligations                                                              5,000,000         5,000,000
Other liabilities                                                                         185,000           173,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
     100,000 shares, issued and outstanding - none                                             --                --
Common stock, $.004 par value, authorized
     12,500,000 shares, outstanding 6,218,581 (6,178,262 in 1997)                          25,000            25,000
Additional paid-in capital                                                             36,738,000        36,477,000
Accumulated deficit                                                                   (17,443,000)      (13,971,000)
Currency translation adjustments                                                       (1,119,000)         (950,000)
                                                                                      -----------       -----------
Total Stockholders' Equity                                                             18,201,000        21,581,000
                                                                                      -----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $44,019,000       $45,001,000
                                                                                      ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Years Ended June 27, 1998, and June 28, 1997 and June 30, 1996

                                                                            1998               1997                1996
                                                                            ----               ----                ----

Net sales                                                            $28,170,000        $25,094,000         $27,226,000
Cost of sales                                                         15,792,000         13,232,000          14,962,000
                                                                    ------------       ------------         -----------
Gross profit                                                          12,378,000         11,862,000          12,264,000

Operating expenses:
     Engineering and product development expense                       1,977,000          1,907,000           2,248,000
     Selling, general and administrative expense                       8,321,000          9,916,000           9,110,000
                                                                    ------------       ------------         -----------
Operating income                                                       2,080,000             39,000             906,000

Interest income                                                           33,000             80,000             137,000
Interest expense                                                        (634,000)          (503,000)           (311,000)
Other income (expense), net                                              (67,000)          (161,000)           (113,000)
                                                                    ------------      -------------         -----------
Income (loss) from continuing operations before income taxes           1,412,000           (545,000)            619,000

Income taxes (benefit)                                                    74,000           (448,000)            121,000
                                                                    ------------      -------------         -----------
Income (loss) from continuing operations                               1,338,000            (97,000)            498,000

Discontinued operations--Note K:
   Income (loss) from operations of discontinued
     Systems Division, less applicable
     income taxes (benefit) of $(1,339,000) in 1998; $(727,000)
     in 1997; and $366,000 in 1996                                    (4,810,000)         1,769,000           3,322,000
                                                                    ------------        -----------         -----------

Net income (loss)                                                   $ (3,472,000)       $ 1,672,000         $ 3,820,000
                                                                    ============        ===========         ===========

Per Share:
Income (loss) from continuing operations:
     Basic                                                                $ 0.22             $(0.02)              $0.08
     Diluted                                                              $ 0.21             $(0.02)              $0.08

Income (loss) from discontinued operations:
     Basic                                                                $(0.78)             $0.29              $0.55
     Diluted                                                              $(0.77)             $0.29              $0.53

Net income (loss):
     Basic                                                                $(0.56)             $0.27              $0.63
     Diluted                                                              $(0.56)             $0.27              $0.61

Weighted average common shares outstanding:
     Basic                                                             6,198,603          6,116,176           6,019,201
     Diluted                                                           6,232,429          6,116,176           6,256,065


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the Years Ended June 27, 1998, and June 28, 1997 and June 30, 1996

                                                            Common Stock      Additional                         Currency
                                                            ------------         Paid-In       Accumulated    Translation
                                                       Shares   Par Value        Capital           Deficit    Adjustments
                                                       ------   ---------        -------           -------    -----------
Balance, June 30, 1995                              5,997,198     $23,988    $35,485,000      $(19,463,000)   $  (265,000)

Issuance of common stock for restricted
     stock plan, charge to operations                  70,878         284        467,000                --             --
Redemption of stock for taxes                          (7,174)        (28)       (81,000)               --             --
Net income                                                 --          --             --         3,820,000             --
Current year translation adjustments                       --          --             --                --       (285,000)
                                                    ---------     -------    -----------      ------------    -----------
Balance, June 30, 1996                              6,060,902      24,244     35,871,000       (15,643,000)      (550,000)
                                                    ---------     -------    -----------      ------------    -----------

Issuance of common stock for:
     Restricted stock plan, charge to operations       93,762         375        511,000                --             --
     Exercise of options                               33,138         132        166,000                --             --
Redemption of stock for taxes                          (9,540)        (38)       (71,000)               --             --
Net income                                                 --          --             --         1,672,000             --
Current year translation adjustments                       --          --             --                --       (400,000)
                                                    ---------     -------    -----------      ------------    -----------
Balance, June 28, 1997                              6,178,262      24,713     36,477,000       (13,971,000)      (950,000)
                                                    ---------     -------    -----------     -------------    -----------

Issuance of common stock for restricted
     stock plan, charge to operations                  44,531         236        287,000                --             --
Redemption of stock for taxes                          (4,212)        (17)       (26,000)               --             --
Net loss                                                   --          --             --        (3,472,000)            --
Current year translation adjustments                       --          --             --                --       (169,000)
                                                    ---------     -------    -----------      ------------    -----------
Balance, June 27, 1998                              6,218,581     $24,932    $36,738,000      $(17,443,000)   $(1,119,000)
                                                    =========     =======    ===========      ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended June 27, 1998, and June 28, 1997 and June 30, 1996

                                                                               1998             1997             1996
                                                                               ----             ----             ----
Cash flows from operating activities:
     Net income (loss)                                                  $(3,472,000)     $ 1,672,000       $3,820,000
     Adjustments to reconcile net income (loss)  to cash flow
       used in operating activities:
         Depreciation and amortization                                    1,818,000        1,602,000        1,145,000
         Deferred income taxes (credits)                                 (1,339,000)      (1,200,000)              --
         Increase in cash surrender value                                  (170,000)         (20,000)          (3,000)
         Gain on sale of assets                                             (57,000)         (16,000)          (9,000)
         Stock-related compensation                                         287,000          511,000          467,000
         Foreign transaction (gains) losses                                  94,000          217,000          (33,000)
         Other                                                               29,000         (508,000)         457,000

     Changes in operating assets and liabilities:
         Accounts receivable, net                                         1,432,000       (1,144,000)      (5,663,000)
         Inventories                                                      1,326,000       (1,632,000)         134,000
         Prepaid and other current assets                                   451,000          764,000         (900,000)
         Accounts payable and accrued expenses                             (760,000)        (463,000)       1,857,000
         Customer deposits                                                  352,000       (1,936,000)      (4,073,000)
                                                                        -----------       ----------      -----------
Net cash used in operating activities                                        (9,000)      (2,153,000)      (2,801,000)
                                                                        -----------       ----------      -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                        (2,399,000)      (1,249,000)      (2,422,000)
     Proceeds from cancellation of key-man policies                               -               --        1,248,000
     Proceeds from sales of assets                                           70,000           37,000           34,000
     Other                                                                   90,000               --               --
                                                                        -----------      -----------      -----------
Net cash used in investing activities                                    (2,239,000)      (1,212,000)      (1,140,000)
                                                                        -----------      -----------      -----------
Cash flows from financing activities:
     Short-term borrowings, net                                           2,929,000        2,519,000        4,262,000
     Exercise of stock options                                                   --          166,000               --
     Payments under capital lease obligations                                    --               --          (76,000)
                                                                        -----------      ------------     -----------
Net cash provided by financing activities                                 2,929,000        2,685,000        4,186,000
                                                                        -----------      -----------      -----------
Effect of currency rate changes on cash                                     (48,000)        (138,000)        (107,000)
                                                                        -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                        633,000         (818,000)         138,000
                                                                        -----------      -----------      -----------
Cash and cash equivalents at beginning of year                              883,000        1,701,000        1,563,000
                                                                        -----------      -----------      -----------
Cash and cash equivalents at end of year                                $ 1,516,000      $   883,000      $ 1,701,000
                                                                        ===========      ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Organization
------------
     Ferrofluidics Corporation (the "Company") is a multinational company engaged principally in developing, manufacturing and marketing ferrofluids (magnetic fluids) and rotary sealing devices based on or derived from its proprietary ferrofluid technology. Note K to these statements describes the discontinuance of its crystal growing systems business. Information on the Company's operations by segment and geographic area are included in Note I.

     Approximately 35% of the Company's sales are attributable to the semiconductor industry, which can experience cyclical fluctuations. A prolonged decline in the semiconductor industry could have, and has in the past had, a materially adverse effect on the Company's operating results.

Fiscal Year
-----------
     Effective July 1, 1996, the Company changed its fiscal year end from June 30 to a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1998 and 1997 fiscal years ended June 27 and June 28, respectively, whereas the previous fiscal year ended on June 30.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates
----------------
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
     Cash and cash equivalents consist of cash on hand and money market funds with original maturities of less than 90 days.

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

     The Company has made advance payments to suppliers for inventory aggregating $578,000 and $1,341,000 at June 27, 1998 and June 28, 1997,
respectively.

Inventories
-----------
     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following elements at June 27, 1998 and June 28, 1997:

                                                       1998              1997
                                                       ----              ----
       Raw materials and purchased parts        $ 6,348,000       $ 8,082,000
       Work-in-process                            2,650,000         2,962,000
       Finished goods                             4,857,000         4,219,000
                                                -----------       -----------
                                                $13,855,000       $15,263,000
                                                ===========       ===========


     The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At June 27, 1998 and June 28, 1997, outstanding purchase commitments pursuant to these contracts totaled approximately $7,000,000 and $15,000,0000, respectively.

Property, Plant and Equipment
-----------------------------
     Property, plant and equipment are recorded at cost. Depreciation on machinery and equipment and furniture and fixtures is computed on a straight-line method over estimated useful lives of three to eight years; leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvements. Depreciation on buildings and building improvements is computed using the straight-line method over estimated lives of ten to thirty years. Depreciation charges for assets begin in the month after the asset is placed in service.

     Property, plant and equipment consisted of the following at June 27, 1998 and June 28, 1997:


                                                                     1998              1997
                                                                     ----              ----
       Land and improvements                                  $   330,000       $   321,000
       Buildings and improvements                               8,072,000         8,033,000
       Machinery and equipment                                  5,730,000         5,399,000
       Furniture, fixtures and vehicles                         5,597,000         5,408,000
       Construction in process                                  1,559,000           177,000
                                                              -----------       -----------
                                                               21,288,000        19,338,000
       Less:  Accumulated depreciation and amortization        12,462,000        10,961,000
                                                              -----------       -----------
                                                              $ 8,826,000       $ 8,377,000
                                                              ===========       ===========


Intangible Assets
-----------------
     At June 27, 1998, the Company had recorded goodwill in an amount of $1,023,000, which is included on the accompanying balance sheet with other assets, resulting from the acquisition in fiscal 1989 of AP&T. This amount is being amortized over a 16 year life on a straight line basis. Accumulated amortization as of June 27, 1998 and June 28, 1997 amounted to $578,000 and $514,000, respectively.

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

     Taxes are not provided on undistributed income of subsidiaries not consolidated for U.S. tax purposes as it is intended that such earnings will remain invested in those companies. As of June 27, 1998, those subsidiaries each had an accumulated loss.

Revenue Recognition
-------------------
     The Company recognizes revenue upon shipment of products to the customer.

Product Development Expenses
----------------------------
     Product development expenditures are charged to expense when first incurred. The Company incurred $890,000, $685,000 and $782,000 in product development during 1998, 1997 and 1996, respectively, from continuing operations.

Translation of Foreign Currencies
---------------------------------
     The Company translates the assets and liabilities of its foreign subsidiaries whose functional currency is other than the U.S. dollar at the exchange rates in effect at the balance sheet date. Income statement amounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity. In addition, the Company recognizes, in current income, gains or losses from the remeasurement of transactions denominated in currencies other than the Company's functional currencies.

Foreign Exchange Contracts
--------------------------
     The Company, from time to time, enters into forward foreign exchange contracts to hedge against adverse exchange losses on certain assets or liabilities denominated in a foreign currency. Market value gains and losses are recognized, with the resulting credit or debit offsetting foreign exchange gains or losses on those instruments. At June 27, 1998, there were three foreign exchange contracts outstanding in which there was no material exchange gain or loss.

Stock-Based Compensation
------------------------
     The Company has stock-based compensation programs and has elected to account for them in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, except for restricted stock awards, recognizes no compensation expense for the stock option grants (see Note H).

Earnings Per Share
------------------
     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. In accordance with this statement, the Company changed the method previously used to compute earnings per share and restated all prior periods presented. Basic earnings per share is calculated based on the weighted average of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options and non-vested restricted stock awards.

Statement of Cash Flows
-----------------------
     For the years ended June 27, 1998, June 28, 1997 and June 30, 1996, cash payments for income taxes amounted to $20,000, $473,000 and $290,000, respectively. Cash payments for interest in each of the three years amounted to $1,092,000, $795,000 and $421,000, respectively.

     During 1996, the Company transferred its ownership in certain single premium, paid-up life insurance policies on the life of a former CEO to the former CEO. At the time of the transfer, the policies had a gross cash value of approximately $2,300,000, against which the Company had outstanding borrowings in the amount of approximately $1,300,000, and an offset for amounts due the former CEO of approximately $1,000,000. As the policies had no net carrying value to the Company the transfer was treated as a non-cash transaction (see Notes B and J). Also during 1996, the Company transferred certain equipment with a net book value of $488,000 into inventory.

Impact of Recently Issued Accounting Standards
----------------------------------------------
     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Both statements must be adopted by the Company in fiscal year 1999. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Statement No. 131 changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers.

     In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which must be adopted by the Company in fiscal year 1999, requires capitalization of certain costs to develop or obtain internal-use software.

     The Company believes that the adoption of these standards is not likely to have a material impact on the Company's financial position or results of operations.

Fourth Quarter Adjustments
--------------------------
     The Company made adjustments to its financial statements in the fourth quarter ended June 27, 1998, which included approximately $500,000 in valuation reserves for anticipated field costs resulting from the delivery of new equipment and a $430,000 accrual for purchase contract cancellation charges. These adjustments related to the discontinued operations of the Systems Division.


B. Cash Value of Life Insurance

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

     At June 27, 1998 and June 28, 1997, the remaining two policies on the life of the former CFO had an aggregate cash value of $2,075,000 and $1,931,000, respectively, against which the Company had $2,064,000 and $1,908,000, respectively, in loans and accrued interest outstanding at an interest rate of 8%.

     In addition, the Company has recorded its interest in the value of other key man life insurance policies under split-dollar agreements with the aforementioned former CEO of $1,910,000 and $1,728,000 at June 27, 1998 and June 28, 1997, respectively. This former CEO's estate is the principal beneficiary of the aggregate face value of these policies of approximately $8,000,000, from which the Company will receive, upon death or surrender, an amount equal to the premiums paid by the Company plus interest at the rate of 6%.


C. Income Taxes

     Income (loss) from continuing operations before income taxes for the years ended June 27, 1998 and June 28, 1997 and June 30, 1996 was taxed in the following jurisdictions:

                                    1998            1997             1996
                                    ----            ----             ----
       Domestic               $1,304,000       $(157,000)       $ (49,000)
       Foreign                   108,000        (388,000)         668,000
                              ----------       ---------        ---------
       Total                  $1,412,000       $(545,000)        $619,000
                              ==========       =========        =========


Significant components of the provision for income taxes (benefit) from continuing and discontinued operations are as follows:

                                        1998           1997             1996
                                        ----           ----             ----
       Continuing operations       $  74,000    $  (448,000)        $121,000
       Discontinued operations    (1,339,000)      (727,000)         366,000
                                 -----------    -----------         --------
       Total                     $(1,265,000)   $(1,175,000)        $487,000
                                 ===========    ===========         ========

The components of the provision for income taxes (benefit) attributable to continuing operations are as follows:

                                        1998           1997             1996
                                        ----           ----             ----
       Current:
              Federal                $    --      $      --         $     --
              State                       --             --               --
              Foreign                 74,000         19,000          121,000
                                     -------      ---------         --------
       Total current                  74,000         19,000          121,000
                                     -------      ---------         --------
       Deferred:
              Federal                     --       (467,000)              --
              State                       --             --               --
              Foreign                     --             --               --
                                    --------      ---------         --------
       Total deferred                     --       (467,000)              --
                                     -------      ---------         --------
       Total income taxes            $74,000      $(448,000)        $121,000
                                     =======      =========         ========


The following is a reconciliation between the statutory provision for federal income taxes and the effective income taxes from continuing operations for the years ended June 27, 1998, June 28, 1997 and June 30, 1996:

                                                                        1998               1997           1996
                                                                        ----               ----           ----
       Income tax expense (benefit) at federal statutory rate       $480,000          $(185,000)      $210,000

       Change in valuation allowance                                (562,000)           (73,000)      (139,000)
       Foreign income taxes at differing
           statutory rates                                           138,000            (24,000)        17,000
       Other                                                          18,000           (166,000)        33,000
                                                                    --------         ----------       --------
       Income tax expense (benefit)                                 $ 74,000          $(448,000)      $121,000
                                                                    ========          =========       ========

The components of the net deferred tax asset as of June 27, 1998 and June 28, 1997 were as follows:


                                                                1998               1997
                                                                ----               ----
       Deferred tax assets:
           Net operating loss carryforwards              $11,408,000        $10,443,000
           Capital loss carryforward                       1,821,000          1,821,000
           Compensation related items                        276,000            167,000
           Investment writedowns                                  --            631,000
           Valuation allowances                              142,000            210,000
           Inventories                                     1,446,000          1,155,000
           Research & development credits                    150,000            150,000
           Alternative minimum tax credits                   186,000            186,000
           Other                                             613,000            207,000
                                                         -----------        -----------

       Total deferred tax assets                          16,042,000         14,970,000
       Valuation allowance for deferred tax assets       (12,217,000)       (12,027,000)
                                                         -----------        -----------
       Net deferred tax assets                             3,825,000          2,943,000
       Deferred tax liabilities:
           Depreciable assets                               (461,000)          (965,000)
               Other                                        (210,000)          (163,000)
                                                         -----------        -----------
       Total deferred tax liabilities                       (671,000)        (1,128,000)
                                                         -----------        -----------
       Net deferred tax assets                           $ 3,154,000        $ 1,815,000
                                                         ===========        ===========

     FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty about the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,217,000 has been established at June 27, 1998.

     As of June 27, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $28,276,000, and for foreign income tax purposes of approximately $3,508,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.


D. Short-Term Borrowings and Other Debt Obligations

     As of June 27, 1998 and June 28, 1997, the Company and its subsidiaries have the following debt obligations outstanding:


                                                                1998                  1997
                                                                ----                  ----
       Revolving line of credit                          $ 7,749,000           $ 6,170,000
       1984 Industrial Revenue Bond                        5,000,000             5,000,000
       Bank notes                                          1,961,000               611,000
                                                         -----------           -----------
                                                          14,710,000            11,781,000
       Less: current portion of debt obligations           9,710,000             6,781,000
                                                         -----------           -----------
       Long-term debt obligations                        $ 5,000,000           $ 5,000,000
                                                         ===========           ===========


     In fiscal 1985, the Company secured long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest generally keyed to short-term nontaxable rates, and has a seven day call feature. The interest rate at June 27, 1998 was 4.25%. The proceeds from these bonds were used to fund the construction of the Company's Nashua, New Hampshire facility and the purchase of machinery and equipment. The VRIRB is payable in full on September 1, 2004 and is guaranteed by a bank stand-by letter of credit (through August 15, 1999) which is a part of the credit facility extended to the Company by a bank as described below.

     On June 30, 1994, the Company entered into a credit facility with a bank which provided the Company with a total credit of approximately $7,900,000, including approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 VRIRB, and a $2,500,000 revolving line of credit for working capital purposes. As further discussed below, the credit facility was amended and increased in December 1996. The stand-by letter of credit has a one-year term which expires in August 1999 and has a fee of 1% per year. The revolving line of credit bears interest at the bank's prime rate plus 1% with a fee of 1/8% on the unused portion. The credit facility is collateralized by substantially all of the assets of the Company.

     In December 1996, the bank agreed to increase the Company's revolving line of credit agreement from $2,500,000 to $8,500,000. Interest on the line is at prime plus 1% (9.5% at June 27, 1998). Under the new arrangement with its bank, the Company has available to it a total credit facility of approximately $13,900,000, which includes the $5,400,000 standby letter of credit for the Company's VRIRB and the revolving line of credit. The credit facility is collateralized by substantially all of the assets of the Company. At June 27, 1998, there was approximately $7,749,000 outstanding under the revolving line of credit agreement.

     In February 1997, the Company obtained an additional increase of approximately $1,500,000 in the credit facility from its bank in the form of a stand-by letter of credit to secure a customer prepayment received with an order for crystal growing systems. Subsequent to the shipment of the systems, the letter of credit was rewritten into a 90-day promissory note. The $1,500,000 promissory note, which was renewed on June 30, 1998, bears interest at the same rate as the revolving credit line.

     During 1996, the Company borrowed $800,000 in the form of an installment note with its bank in order to finance the capital expansion of its in-house machine shop. The note, which is payable upon demand, is being amortized in 59 monthly installments of $16,899 with a final payment on January 25, 2001 of $21,151. The note bears interest at 9.75% and is collateralized by the machinery and equipment acquired. At June 27, 1998, the balance on this note was $461,000.

     In addition, the Company, through its wholly owned foreign subsidiaries, has various short-term financing arrangements with local banks totaling approximately $835,000 at June 27, 1998. Approximately $110,000 and $329,000 was borrowed against one of these facilities during fiscal 1998 and 1997, respectively, and repaid prior to the end of the fiscal year. The weighted average interest rates during the year on these facilities ranged from 7.0% to 10.2% and the interest rates at June 27, 1998 ranged from 7.0% to 10.5%.

     On September 23, 1998, in connection with the sale of the Systems Division, the Company used a portion of the cash proceeds to pay off the then outstanding balance of the line of credit and the $1,500,000 promissory note. As a result of this sale, the Company and its bank agreed to reduce the maximum available borrowings under the line of credit agreement from $8,500,000 to $2,000,000.
The present line of credit agreement expires in November 1998. See Note K to the Consolidated Financial Statements for additional discussion of the sale of the Systems Division.


E. Commitments and Contingencies

     The Company has entered into operating leases for office space and equipment. Future minimum lease payments for the five years subsequent to fiscal 1998 amount to: $576,000 in 1999; $128,000 in 2000; $102,000 in 2001; $70,000 in
2002; and $62,000 in 2003. Rent expense under operating leases amounted to $446,000 in 1998, $489,000 in 1997 and $459,000 in 1996.

     During 1997, the Company terminated its agreement to lease to a third party approximately 11,000 square feet of its headquarters office in Nashua in exchange for payment to the tenant of $100,000, which was charged to operations during fiscal 1997. The Company received total lease payments of $28,000 in 1997 from this third party.

     In connection with the sale in June 1990, of the Company's former UK subsidiary, AF Technologies, Ltd. (AF), the Company agreed to provide a guarantee of the lease of AF's' facility. On June 26, 1992, the Company entered into a new agreement with the landlord of the property, whereby the Company would provide a British Pound Sterling ((pound)) 300,000 guarantee, over the next ten years, for a new tenant under the lease, allowing AF to vacate the premises and relocate to a less expensive location. On July 2, 1992, the Company deposited (pound)300,000 into an escrow account, which currently earns interest at a rate of 2.55%, pursuant to the terms of the guarantee. The Company would be relieved of this obligation before the ten-year expiration date if the new tenant were to attain certain minimum pretax operating results over any period of three consecutive years. The Company has provided a reserve in the amount of $265,000 against this deposit in recognition of the uncertainty surrounding the ultimate collectibility of the amount.

     In June 1997, the Company was notified by the landlord of the property that the tenant had accumulated approximately $112,000 of arrearages under the lease, and that the landlord intended to draw that amount from the deposit. After consulting with counsel in Great Britain, the Company believes that the ultimate resolution of this issue will be within the reserve established and the Company has therefore made no additional provision.

     At June 27, 1998, the Company had possible indemnification liabilities to its former CFO in connection with the single premium, paid-up life insurance policies described in Note B. The unrecorded portion of this contingent liability ranges from a nominal amount to $150,000.

F. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                    1998            1997              1996
                                                                    ----            ----              ----
Numerator:
     Income (loss) from continuing operations                $ 1,338,000      $  (97,000)       $  498,000
     Income (loss) from discontinued operations               (4,810,000)      1,769,000         3,322,000
                                                             -----------      ----------        ----------
     Net income (loss)                                       $(3,472,000)     $1,672,000        $3,820,000
                                                             ===========      ==========        ==========

Denominator:
     Denominator for basic earnings per share --
        weighted average shares                                6,198,603       6,116,176         6,019,201

     Effect of dilutive securities:
       Employee stock options                                      1,763              --           116,111
       Non-vested restricted stock awards                         32,063              --           120,753
                                                             -----------      ----------        ----------
       Dilutive potential common shares                           33,826              --           236,864
                                                             -----------      ----------        ----------

     Denominator for diluted earnings per share --
        adjusted weighted average shares                       6,232,429       6,116,176         6,256,065
                                                             ===========      ==========        ==========

Per Share:

Income (loss) from continuing operations:
     Basic                                                         $0.22          $(0.02)            $0.08
     Diluted                                                       $0.21          $(0.02)            $0.08

Income (loss) from discontinued operations:
     Basic                                                        $(0.78)          $0.29             $0.55
     Diluted                                                      $(0.77)          $0.29             $0.53

Net income (loss):
     Basic                                                        $(0.56)          $0.27             $0.63
     Diluted                                                      $(0.56)          $0.27             $0.61


At June 27, 1998, June 28, 1997 and June 30, 1996, options and warrants to purchase 443,259 shares at prices ranging from $6.13 to $13.50 per share, 688,987 shares at prices ranging from $9.00 to $15.25 per share and 258,950 shares at prices ranging from $13.25 to $15.63 per share, respectively, of common stock were anti-dilutive and therefore were excluded from the computation of diluted earnings per share.


G. Common Stock

     At June 27, 1998, an aggregate of 553,085 shares of the Company's common stock had been reserved for issuance in connection with the nonqualified and incentive stock option plans, the restricted stock plan and stock purchase warrants outstanding (see Note H).

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


H. Employee Benefit Plans

Restricted Stock Plan
---------------------
     In 1994, the Board of Directors adopted, and the stockholders approved, the Ferrofluidics Corporation 1994 Restricted Stock Plan (the "Restricted Stock Plan"). Persons eligible to participate in the Restricted Stock Plan are those full or part-time officers and other employees of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. Under the Restricted Stock Plan, the maximum number of shares of common stock that may be reserved and authorized for issuance by the Board of Directors may not exceed five percent of the total number of outstanding shares of common stock at the time of any award of restricted stock. Upon adoption of the plan, the Board of Directors initially reserved and authorized 271,000 shares of common stock for issuance, which represented not more than five percent of the outstanding shares of common stock as of the date of adoption. The grants are valued at the fair market value of the common stock on the date of grant and generally vest at a rate of 33-1/3% per year beginning one year from the date of grant. The charge to operations in connection with these restricted stock awards for the years ended June 27, 1998 and June 28, 1997 and June 30, 1996 amounted to $287,000, $511,000 and $467,000, respectively.

     A summary of the changes in outstanding shares of restricted stock for the years ended June 27, 1998 and June 28, 1997 and June 30, 1996 is set forth below:

                                                                     Weighted
                                                    Shares         Average Price
                                                    ------         -------------
       Outstanding, June 30, 1995                  179,351            $5.60
           Granted                                  40,000             9.75
           Forfeited                                (3,400)            5.00
           Vested                                  (70,878)            5.50
                                                   -------
       Outstanding, June 30, 1996                  145,073            $6.80
           Granted                                  10,000            12.50
           Forfeited                                (2,454)            8.87
           Vested                                  (93,762)            6.56
                                                   -------
       Outstanding, June 28, 1997                   58,857            $8.06
           Granted                                      --               --
           Forfeited                                (4,500)           11.28
           Vested                                  (44,531)            7.37
                                                   -------
       Outstanding, June 27, 1998                    9,826            $9.75
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

     Generally, options granted by the Company are exercisable at rates of 25% to 100% per year commencing one or two years after the date of the grant, and expire from five to ten years from the grant date. A summary of the changes in outstanding stock options under the three plans discussed above for fiscal 1996, 1997 and 1998 is set forth below:


                                                                                                      Weighted Average
                                                           Shares                                       Exercise Price
                                    -------------------------------------------------------------- ------------------------
                                                                        "1995
                                     "1984 Plan"    "1995 Plan"      Incentive Plan"    Total
                                    --------------------------------------------------------------

Outstanding, June 30, 1995                240,128             --          255,550        495,678           $10.49
Granted                                     4,125         71,925          151,000        227,050            12.01
Canceled/expired                          (56,324)            --           (1,000)       (57,324)            8.17
Exercised                                      --             --               --             --               --
                                    --------------------------------------------------------------

Outstanding, June 30, 1996                187,929         71,925          405,550        665,404           $11.21
Granted                                        --             --           95,210         95,210             8.41
Canceled/expired                          (58,416)       (11,363)         (20,500)       (90,279)           13.23
Exercised                                 (33,138)            --               --        (33,138)            5.00
                                    --------------------------------------------------------------

Outstanding, June 28, 1997                 96,375         60,562          480,260        637,197           $10.83
Granted
Granted                                        --             --          115,000        115,000             4.68
Canceled/expired                          (96,375)        (2,063)        (125,000)      (223,438)           12.63
Exercised                                      --             --               --             --               --
                                    --------------------------------------------------------------

Outstanding, June 27,1998                      --         58,499          470,260        528,759           $ 8.73
                                    ==============================================================

     The following table summarizes information about stock options outstanding at June 27, 1998:



                            Options Outstanding                                           Options Exercisable
-----------------------------------------------------------------------------     ------------------------------------
                                         Weighted Average
                                             Remaining          Weighted                              Weighted
      Range of                              Contractual          Average                               Average
  Exercise Prices          Shares         Life (in years)    Exercise Price            Shares        Exercise Price
  ---------------          ------         ---------------    --------------            ------        --------------
  $ 3.50 - $  7.63        160,210              9.42              $ 5.51                30,165            $ 7.63
  $ 9.00 - $ 13.50        368,549              6.79              $10.13               187,155            $10.30
                          -------                                                     -------

  $ 3.50 - $ 13.50        528,759              7.59              $ 8.73               217,320            $ 9.93
                          =======                                                     =======


     As of June 27, 1998 and June 28, 1997 and June 30, 1996, options to purchase 217,320, 367,572 and 326,729 shares were exercisable at a weighted average exercise price of, $9.93, $11.51 and $11.08 per share, respectively.


Stock Purchase Warrants
-----------------------
     Stock purchase warrants have been granted by the Board of Directors to officers, directors, key employees and to consultants of the Company, with the exercise price of the warrant not less than the fair market value of the stock on the date of grant. At June 27, 1998, June 28, 1997 and June 30, 1996, 14,500 shares, 97,000 shares and 259,829 shares, respectively, of common stock were reserved for issuance upon the exercise of outstanding stock purchase warrants at prices, and subject to expiration dates, as set forth below:

                S h a r e s
--------------------------------------------------------------
  June 27, 1998            June 28, 1997         June 30, 1996          Price           Expiration Date
-------------------------- -------------         -------------          -----           ---------------
             --
             --                       --                 3,000          14.50           September 29, 1996
             --                       --                37,329           5.00           October 10, 1996
             --                       --                17,500          14.00           February 4, 1997
             --                       --                17,500          14.50           February 24, 1997
             --                       --                40,000          15.60           February 24, 1997
             --                       --                47,500          15.63           June 18, 1997
             --                   62,500                62,500          11.75           August 31, 1997
             --                   20,000                20,000          11.00           October 27, 1997
         14,500                   14,500                14,500           9.75           October 10, 2000
         ------                   ------               -------
         14,500                   97,000               259,829
         ======                   ======               =======


     A summary of the changes in outstanding stock purchase warrants for the three years ended June 27, 1998 is set forth below:

                                                                                       Weighted Average
                                                                       Shares           Exercise Price
                                                                       ------           --------------
       Outstanding, June 30, 1995                                     281,267              $11.87
           Granted                                                     14,500                9.75
           Canceled/expired                                           (35,938)               8.00
           Exercised                                                       --                  --
                                                                   ----------
       Outstanding, June 30, 1996                                     259,829              $12.28
           Granted                                                         --                  --
           Canceled/expired                                          (162,829)              12.87
           Exercised                                                       --                  --
                                                                   ----------
       Outstanding, June 28, 1997                                      97,000              $11.30
           Granted                                                         --                  --
           Canceled/expired                                           (82,500)              11.57
           Exercised                                                       --                  --
                                                                   ----------
       Outstanding, June 27, 1998                                      14,500              $ 9.75
                                                                    =========

     At June 27, 1998, all 14,500 warrants were exercisable at a price of $9.75.

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

     The following pro-forma disclosures required by FAS 123 have been prepared as if the Company accounted for the stock options and warrants using the fair-value method of accounting (in thousands, except per share data):

                                                                              1998              1997          1996
                                                                            --------          --------      --------
       Net income (loss), as reported                                       $(3,472)           $1,672        $3,820
       Pro-forma net income (loss)                                           (3,607)              603         2,938

       Net income (loss) per share, as reported -- basic                     $(0.56)            $0.27         $0.63
       Net income (loss) per share, as reported -- diluted                    (0.56)             0.27          0.61

       Pro-forma net income (loss) per share -- basic                         (0.58)             0.10          0.49
       Pro-forma net income (loss) per share -- diluted                       (0.58)             0.10          0.47


     The fair value of each option and warrant is estimated on the date of grant using the following weighted-average assumptions in fiscal 1998, 1997, and 1996:

                                                                              1998              1997          1996
                                                                              ----              ----          ----
       Risk-free interest rate                                                 5.57%             6.12%         6.08%
       Expected stock price volatility                                        60.0%             60.0%         60.0%
       Expected life of options and warrants (years)                           2.0               4.3           4.1

     The weighted average fair value of options granted during the years ended June 27, 1998, June 28, 1997, and June 1996 were $1.62, $4.47 and $6.21 respectively. For purposes of this disclosure, the Company amortizes the fair value of the options and warrants over the vesting period of the option or warrant. In estimating the fair value of each option, the Company uses the Black-Scholes option valuation method. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, and because the FAS 123 fair value-based method of accounting has not been applied to options and warrants granted prior to July 1, 1996, the resulting pro-forma compensation costs are not necessarily indicative of costs to be expected in future years.

Deferred Income (401-K) Plan
----------------------------
     The Company has an elective employees savings plan for all eligible employees. Ferrofluidics Corporation Tax Savings Deposit and Investment Plan (the "401-k Plan") is a qualified trust under Section 401(a) of the Internal Revenue Code and is, therefore, exempt from federal income taxes under the provisions of Section 501(a). The 401-k Plan allows an employee to contribute between 1% and 20% of his or her salary and bonus to the 401-k Plan, up to a maximum of $10,000 (for calendar 1998) per year (subject to annual adjustments based on increases in the consumer price index over the 1988 base year). In December 1993, the Board of Directors approved an annual Company match, effective January 1, 1994, of 50% of an employee's contribution of up to 4% of the employee's salary. In fiscal 1998, 1997 and 1996, the Company made matching contributions to the Plan, and corresponding charges to operations, in the amounts of $105,000, $155,000 and $208,000, respectively. The 401-k Plan consists of four equity funds, a fixed income fund, a balanced fund and a money market fund, and participants may choose to split their investments among funds.

I. Industry Segment and Geographical Area Information

     The Company's operations, after the effects of the discontinuation of the Systems Division, are conducted in two industry segments: component products utilizing ferrofluid technology, including ferrofluids for audio loudspeakers and nondestructive testing and sensing, rotary sealing devices and bearings (collectively, "components"); and thin film deposition products manufactured and/or distributed by AP&T. Sales among segments and geographic enterprises are accounted for at cost plus a reasonable profit. See Note K for a further discussion regarding discontinued operations.

     Segment operating profit (loss) includes all costs and expenses directly related to the segment. General corporate expenses principally represent the costs associated with managing all industry segments and cannot be specifically identified with a particular industry segment. General corporate assets consist primarily of cash and cash equivalents, deferred income tax assets, certain fixed assets, and other non-current assets, including cash surrender value of life insurance, net of loans, at June 27, 1998 and June 28, 1997, respectively.

     The following table presents financial information for the Company's industry segments from continuing operations for the years ended June 27, 1998, June 28, 1997, and June 30, 1996. All amounts are expressed in thousands of dollars.



                                                                               Thin Film
                                                        Components            Deposition          Consolidated
                                                        ----------            ----------          ------------
Year ended June 27, 1998:
-------------------------
Sales to unaffiliated customers                            $18,780                $9,390               $28,170
                                                                                                       =======

Segment operating profit                                     5,653                   281               $ 5,934
General corporate expenses                                                                              (3,854)
                                                                                                       -------
     Operating Income                                                                                   $2,080
                                                                                                       =======

Net identifiable assets, continuing operations              15,099                 3,557               $18,656
Net identifiable assets, discontinued operations                                                        17,200
General corporate assets                                                                                 8,163
                                                                                                       -------
     Total Assets                                                                                      $44,019
                                                                                                       =======

Depreciation and amortization                                1,289                   268
Capital expenditures                                           551                   157

Year ended June 28, 1997:
-------------------------
Sales to unaffiliated customers                            $16,685                $8,409               $25,094
                                                                                                       =======

Segment operating profit                                     3,699                  (35)               $ 3,664
General corporate expenses                                                                              (3,625)
                                                                                                       -------
     Operating Income                                                                                  $    39
                                                                                                       =======

Net identifiable assets, continuing operations              17,641                 2,854               $20,495
Net identifiable assets, discontinued operations                                                        18,247
General corporate assets                                                                                 6,259
                                                                                                       -------
     Total Assets                                                                                      $45,001
                                                                                                       =======

Depreciation and amortization                                1,193                   161
Capital expenditures                                           919                   125

Year ended June 30, 1996:
-------------------------
Sales to unaffiliated customers                            $18,827                $8,399               $27,226
                                                                                                       =======

Segment operating profit                                     2,854                   387               $ 3,241
General corporate expenses                                                                              (2,335)
                                                                                                       -------
     Operating Income                                                                                  $   906
                                                                                                       =======

Net identifiable assets, continuing operations              15,843                 2,777               $18,620
Net identifiable assets, discontinued operations                                                        19,018
General corporate assets                                                                                 5,791
                                                                                                       -------
     Total Assets                                                                                      $43,429
                                                                                                       =======

Depreciation and amortization                                  794                   179
Capital expenditures                                         1,790                   218

     The following is a summary of certain financial data by geographic areas:


                                                  United States      European       Japanese
                                                     Operations    Operations     Operations  Eliminations       Total
                                                     ----------    ----------     ----------  ------------       -----
Year ended June 27, 1998:
------------------------
Sales to unaffiliated domestic customers                $11,650        $   --          $  --       $   --      $11,650
Sales to unaffiliated foreign customers                   1,756        13,801            963           --       16,520
Sales to subsidiaries                                     3,702            --              -       (3,702)          --
                                                        -------        ------          -----       ------      -------
     Total net sales and revenues                        17,108        13,801            963       (3,702)     $28,170
                                                                                                               =======

Geographic operating profit (loss)                        5,443           870           (358)         (21)     $ 5,934
General corporate expenses                                                                                      (3,854)
                                                                                                               -------
     Operating Income                                                                                          $ 2,080
                                                                                                               =======
Net identifiable assets, continuing operations           15,342         4,973          2,875       (4,534)     $18,656
Net identifiable assets, discontinued operations                                                                17,200
General corporate assets                                                                                         8,163
                                                                                                               -------
     Total Assets                                                                                              $44,019
                                                                                                               =======
Year ended June 28, 1997:
------------------------
Sales to unaffiliated domestic customers                $10,914        $   --          $  --       $   --      $10,914
Sales to unaffiliated foreign customers                     962        11,979          1,239           --       14,180
Sales to subsidiaries                                     4,434            --             --       (4,434)          --
                                                        -------        ------          -----       ------      -------
     Total net sales and revenues                        16,310        11,979          1,239       (4,434)     $25,094
                                                                                                               =======

Geographic operating profit (loss)                        4,033           174           (544)           1      $ 3,664
General corporate expenses                                                                                      (3,625)
                                                                                                               -------
     Operating Income                                                                                          $    39
                                                                                                               =======
Net identifiable assets, continuing operations           16,219         4,416          2,388       (2,528)     $20,495
Net identifiable assets, discontinued operations                                                                18,247
General corporate assets                                                                                         6,259
                                                                                                               -------
     Total Assets                                                                                              $45,001
                                                                                                               =======

Year ended June 30, 1996:
-------------------------
Sales to unaffiliated domestic customers                $12,285        $   --          $  --       $   --      $12,285
Sales to unaffiliated foreign customers                   1,820        12,702            419           --       14,941
Sales to subsidiaries                                     3,922             -             --       (3,922)          --
                                                        -------        ------          -----       ------      -------
     Total net sales and revenues                        18,027        12,702            419       (3,922)     $27,226
                                                                                                               =======

Geographic operating profit (loss)                        3,160           587           (487)         (19)     $ 3,241
General corporate expenses                                                                                      (2,335)
                                                                                                               -------
     Operating Income                                                                                          $   906
                                                                                                               =======
Net identifiable assets, continuing operations           14,375         4,208          1,450       (1,413)     $18,620
Net identifiable assets, discontinued operations                                                                19,018
General corporate assets                                                                                         5,791
                                                                                                               -------
     Total Assets                                                                                              $43,429
                                                                                                               =======

J. Litigation

Securities and Exchange Commission
----------------------------------
     In February 1993, the Company received an informal inquiry from the SEC requesting that the Company provide the SEC with certain documents concerning publicity relating to the Company for the period from January 1, 1992 to February 19, 1993. In August 1993, the SEC issued an order directing a private investigation to determine whether certain unnamed persons had violated or caused the Company to violate the federal securities laws. Among the areas of inquiry identified in the order was whether publicity about the Company, including research reports, was published without fully disclosing consideration given or received therefore. The order also indicated that the inquiry would examine possible manipulation by certain unnamed persons of the Company's securities, payment in connection therewith, and failure to disclose such activities in public filings made by the Company (including the financial statements contained or incorporated therein), as well as possible nondisclosure of transactions with the Company in which such persons may have had a material interest. Throughout the investigation, the Company has cooperated fully with the SEC's inquiry. In June 1997, the SEC completed its investigation with respect to the Company and on June 23, 1997, the Company entered into a Consent and Understanding, whereby it agreed to be permanently enjoined from violating the federal securities laws. The Company is continuing to cooperate with the SEC as it completes its investigation with respect to certain unnamed persons.

Former Management
-----------------
     In March 1993, a special committee of three outside directors was appointed by the Company's Board of Directors to conduct an internal investigation, with the assistance of counsel retained by that committee. In connection with the investigation, in September 1993, the Company announced the retirement of Dr. Ronald Moskowitz, its then Chairman and Chief Executive Officer, and that the Company and Dr. Moskowitz had entered into a Termination Agreement that superseded his previous employment agreement. Pursuant to the agreement, the former CEO was to receive payments aggregating $725,000 over the four years ended June 30, 1997 in advisory fees. The Company charged the entire $725,000 to nonrecurring operating charges in fiscal 1994. Prior to fiscal 1997, the Company made cash payments under this agreement totaling $512,000.

     In September 1995, the Company and the former CEO entered into a agreement (the "Settlement Agreement") to amend the Termination Agreement and accelerate the termination of his relationship with the Company. Among other things, the Settlement Agreement required (i) the extension of the former CEO's covenant-not-to-compete to June 30, 2000, (ii) a payment to the former CEO of $196,000 in full satisfaction of the $213,000 in remaining payments owed him under the Termination Agreement, (iii) a payment to the former CEO of $150,000 in full satisfaction of a $200,000 legal indemnification, and (iv) the transfer, to the former CEO, of the Company's ownership in two single premium, paid-up life insurance policies on his life (see Note B).

Other
-----
     From time to time, as a normal incidence of the nature of the Company's business, various claims, charges or litigation are or may be asserted or commenced against the Company relating to, among other things, contractual matters, patent disputes, environmental matters and product liability. While there can be no assurance that the Company will prevail in all these matters, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. However, an adverse resolution of one or more of such matters could have an adverse effect on the Company's consolidated results of operations in a quarter in which such matters might be resolved.

K. Discontinued Operations

     On September 23, 1998, the Company sold certain assets of the Systems Division to General Signal Technology Corporation ("General Signal") for $10,800,000 in cash.

     The Systems Division represented a separate line of business and, accordingly, its net operating results have been reported, net of applicable income taxes, as discontinued operations for all periods presented. The Company expects to record a net gain on the disposal of the Systems Division in the first quarter of fiscal 1999. The Sale, as structured, did not include any Systems Division liabilities, which remain with the Company. The sale did not include the obligation by the Company to complete approximately $18,433,000 in Systems Division backlog, which obligation remains with the Company, or approximately $5,873,000 in inventory on hand, all of which is needed to fulfill existing backlog. The terms of the sale of the Systems Division provide that, generally, any backlog existing on December 31, 1998, will be transferred to General Signal. The backlog includes a purchase order from a customer for nine machines representing approximately $7,658,000. The Company believes that the customer is seeking to modify the terms of the order, including its potential cancellation. However, the Company believes that the purchase order remains legally valid, and that under its terms, the customer is obligated to pay the Company the costs incurred up to cancellation of the order. In connection with these machines, the Company has inventory of approximately $3,104,000 on hand and approximately $2,471,000 in parts on order at vendors. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order.

     The sale of the Systems Business also did not include approximately $6,472,000 in accounts receivable which were outstanding as of the closing of the sale. The Company believes that it will be able to collect these receivables within established reserves but, there can be no assurance that the sale of the Systems Business will not adversely affect their collectibility.

     The Company allocated approximately $726,000, $833,000 and $573,000 of general corporate expenses and $459,000, $352,000 and $269,000 of interest expense to the Systems Division in determining income (loss) from discontinued operations for the years ended June 27, 1998, June 28, 1997 and June 30, 1996, respectively. General corporate expenses were allocated based on the actual amounts incurred on behalf of the Systems Division. In addition, certain expenses for Corporate officers (salaries, travel, etc) and Accounting Department personnel (salaries) were allocated on the basis of the estimated time and expense incurred on behalf of the Systems Division. Interest expense was allocated based on the proportionate share of the Systems Division's net identifiable assets to the total net assets of the Company.

     The operating results of the discontinued Systems Division are summarized as follows (000's omitted):


                                                  1998           1997           1996
                                                  ----           ----           ----
       Net sales                               $24,530        $42,691        $45,741
                                               =======        =======        =======

       Income (loss) from operations
          before income taxes                  $(6,149)        $1,042         $3,688
       Income taxes (benefit)                   (1,339)          (727)           366
                                              ---------      --------       --------
       Income (loss) from operations           $(4,810)        $1,769         $3,322
                                               ========        ======         ======


     The net assets at June 27, 1998 of the discontinued Systems Division are summarized as follows (000's omitted)

       Current assets                                              $17,986
       Property, plant and equipment, net                            1,893
       Other non-current assets, net                                    98
       Current liabilities                                          (2,777)
                                                                   -------
       Net assets of the discontinued Systems Division             $17,200
                                                                   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Information Regarding Directors

     Set forth below is certain information regarding the Directors of the Company, including the two Class III Directors who have been nominated for election at the Annual Meeting, based on information furnished by them to the Company.


                                                                                      Director
Name                                                                      Age          Since
----------------------------------------------------------------------------------------------
Class I
Stephen B. Hazard.....................................................    53           1994
Dennis R. Stone.......................................................    51           1994

Class II
Howard F. Nichols.....................................................    70           1979
Robert P. Rittereiser.................................................    60           1989

Class III
Dean Kamen*...........................................................    47           1989
Paul F. Avery, Jr.*...................................................    69           1998

-----------------

*  Nominee for election.

     Mr. Avery has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since June 3, 1998. He also served as the Chief Executive Officer of the Company from October 1, 1993 until June 25, 1996, President of the Company from October 1, 1993 until January 1, 1995 and Chairman of the Board and Treasurer of the Company from October 1, 1993 until May 1, 1997. He is also President of P.F. Avery Corporation, a management consulting firm, a position he has held since 1983. From 1967 to 1983 he was President and Treasurer of C.E. Avery, a wholly owned subsidiary of Combustion Engineering, Inc., and President and Chief Executive Officer of CE-KSB Pump Company, Inc. Both companies were involved in the design and fabrication of pumps and reactor internals for the utility industry. Mr. Avery is also general partner of a 3MW hydroelectric facility in Nashua, New Hampshire, and serves as a director of several privately held companies and as a trustee of New Hampshire Public Radio, WEVO.

     Mr. Hazard is founder and managing partner of the law firm of Pepe & Hazard, Hartford, Connecticut. He is a director of First New England Capital, L.P., a closely held small business investment company. He is also a trustee and a member of the executive committee of the Kingswood-Oxford School.

     Mr. Kamen is the founder and Chairman and Chief Executive Officer of DEKA Research and Development Corporation, which develops highly specialized medical equipment. Mr. Kamen in the founder and, from 1976 to 1982, was the Chief Executive Officer of Auto-Syringe, Inc., a manufacturer of medical devices that was acquired by Baxter Healthcare Corporation. He is a member of the Board of Directors of Sander's Prototype, Inc. and Zero Emissions Technology. He also serves as a director of several privately held companies.

     Mr. Nichols is a consultant. Until July 1989, he was a Vice President of The First National Bank of Boston, Trust Department. He is also a member of the Board of Directors of Doble Engineering Co., Bemir Associates, Inc., Weymouth Art Leather Co., McCullough & Eldudger Insurance, Inc. and Seamann Supply Co.

     Mr. Rittereiser has been the Chairman of the Board of Directors and Chief Executive Officer of Gruntal Financial L.L.C., an investment services firm based in New York City, and its wholly-owned subsidiary Gruntal & Co., L.L.C., since 1995. He is also the Chairman of the Board of Directors of Yorkville Associates Corp., a private investment and financial concern since its formation in 1989. He served as Trustee of the DBL Liquidating Trust from April 1992 to April 1996. He served as Director in 1990, as Chairman in November 1992 and as President and Chief Executive Office from March 1993 until February 1995 of Nationar, a banking services corporation. He is also a member of the Board of Directors of Cendant Corporation and Interchange Financial Services Corp.

     Mr. Stone is a stockholder and director of the accounting firm of Nathan Wechsler & Company, Professional Association, Portsmouth, New Hampshire. From 1989 to 1997 he was a principal in the firm of Dennis R. Stone, CPA, Portsmouth, New Hampshire. From 1989 to 1991 he also served as Executive Vice President and Chief Financial Officer of The Blake Insurance Group, Inc., Portsmouth, New Hampshire. Mr. Stone serves as an investigative auditor for the New Hampshire Supreme Court Professional Conduct Committee. He is a member of the Board of Directors of Odyssey House, Inc.


Information Regarding Executive Officers

     The names and ages of all executive officers of the Company and principal occupation and business experience during at least the last five years for each are set forth below.


Name                         Age           Position
-----------------------------------------------------------------------------------------------------
Paul F. Avery, Jr.            69           President, Chief Executive Officer and Chairman of the
                                           Board

Alvan F. Chorney              53           Vice President and General Manager--Components Division

William B. Ford               58           Vice President, Chief Financial Officer and Treasurer

Thomas J. Uhlig               48           Vice President and General Manager--Systems Division


     Mr. Avery has held the positions of President, Chief Executive Officer and Chairman of the Board of the Company since June 3, 1998. Mr. Avery also served as Chief Executive Officer of the Company from October 1, 1993 until June 25, 1996, President of the Company from October 1, 1993 until January 1, 1995 and Chairman of the Board and Treasurer of the Company from October 1, 1993 until May 1, 1997. See "Information Regarding Directors" above.

     Mr. Chorney has held the position of Vice President and General Manager--Components Division since April 19, 1996. Prior to that, Mr. Chorney served as Senior Vice President of the Company from November 1991 to April 19, 1996. Mr. Chorney was also a Director of the Company from 1986 to April 1994.

     Mr. Ford has held the position of Treasurer of the Company since May 19, 1997 and the position of Vice President and Chief Financial Officer of the Company since September 23, 1996. From November 1993 until April 1995, Mr. Ford was Vice President and Chief Financial Officer of Versyss Incorporated, a software developer and distributor of integrated hardware and software systems for medical practice management and other small business applications. From 1987 to November 1993, he was a Director in the Financial Advisory Services consulting practice of Coopers & Lybrand L.L.P.

     Mr. Uhlig held the position of Vice President and General Manager--Systems Division from April 22, 1996 until April 30, 1998, at which time Mr. Uhlig resigned. Before then, he served as President of Johnstown America Corporation, a manufacturer of railroad freight cars and components, from 1993 until April 1996. From 1992 to 1993, he was Director of Manufacturing of The Timken Company, a manufacturer of tapered roller bearings, and before that he was President of MPB Corporation, a subsidiary of The Timken Company, a manufacturer of precision ball and roller bearings.


Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's Directors, executive officers and beneficial owners of more than 10% of its Common Stock are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended June 27, 1998 ("fiscal 1998"), no person who was a Director, executive officer or greater than 10% beneficial owner of the Company's Common Stock failed to file on a timely basis all reports required by Section 16(a).


ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     Directors who are officers or employees of the Company receive no compensation for their service as Directors. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. Non-employee Directors each receive an annual retainer of $16,000, payable quarterly. In addition, non-employee Directors receive $1,000 for each Board of Directors meeting or committee meeting attended or $600 for attending each committee meeting that is held on the same day as a Board of Directors meeting or meeting of another committee on which such Director serves.

     Pursuant to the Ferrofluidics Corporation Amended and Restated 1995 Stock Option and Incentive Plan (the "1995 Incentive Plan"), eligible non-employee Directors are entitled to receive options to purchase shares of Common Stock in accordance with the formula provisions thereof. Under the 1995 Incentive Plan, eligible non-employee Directors automatically receive an option to purchase 3,000 shares of Common Stock on the fifth business day after each annual meeting of stockholders of the Company, commencing with the 1995 Annual Meeting. Accordingly, on November 25, 1997, each of Messrs. Hazard, Stone, Nichols, Rittereiser and Kamen were granted an option to purchase 3,000 shares of Common Stock at an exercise price of $6.125. All such options vested and became immediately exercisable upon grant and have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date.


Compensation of Executive Officers

     The following sections set forth and discuss the compensation paid or awarded during the last three years to the Company's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal 1998.

Summary Compensation Table

     The following table shows for the fiscal years ended June 30, 1996, June 28, 1997 and June 27, 1998, the annual compensation paid by the Company to the Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal 1998.

                                                                                    Long Term Compensation
                                                                          -------------------------------------------
                                     Annual Compensation                              Awards                 Payouts
                         ---------------------------------------------    --------------------------------  ----------
         (a)             (b)      (c)         (d)           (e)                (f)         (g)           (h)              (i)
                                                                                        Securities
                                                                          Restricted     Underlying
       Name and                  Salary                   Other Annual       Stock        Warrants/      LTIP           All Other
 Principal Position      Year    ($)(3)      Bonus ($)   Compensation($)    Award($)     Options (#)    Payouts($)    Compensation
-------------------     -----    ------      ---------   ---------------  ----------    ------------    ----------    -------------
Paul F. Avery, Jr. ....
   President, Chief       1998     19,230(4)    --            1,111(5)         --            75,000(8)     --           120,450(9)
   Executive Officer and  1997    183,814(4)    --            3,615(5)         --               --         --            19,350(10)
   Chairman of the
   Board(1)               1996    223,931       --            8,774(5)         --            65,000(8)     --            16,400(11)


Salvatore  J.
Vinciguerra............   1998    279,303       --            2,750            --               --         --                --
   Chief Executive
   Officer(2)             1997    255,961       --            5,043(5)         --               --         --                --
                          1996    202,938       --            6,839(5)         --            50,000(8)     --                --

Alvan F.
Chorney ...............   1998    183,974    1,720            1,000(6)         --               --         --                --
  Vice  President and     1997    170,223    5,156            1,000(6)         --               --         --                --
  General Manager --
  Components Division     1996    164,097    5,152            1,000(6)         --               --         --             2,099(12)

William B. Ford .......
  Vice President,         1998    150,365       --              --             --               --         --             5,832(12)
  Chief Financial         1997    112,223(4)    --              --             --            30,000(8)     --               --
   Officer and            1996       --         --              --             --               --         --               --
   Treasurer

Thomas J. Uhlig........   1998    139,839(4) 1,650              --             --               --         --               --
  Vice President and      1997    160,154    4,688            2,308(5)         --               --         --               --
  General Manager--
  Systems                 1996     28,846(4)    --              962(5)       125,000(7)      15,000(8)     --               --
  Division


(1) Mr. Avery became the President, Chief Executive Officer and Chairman of the Board of the Company on June 3, 1998.

(2) Mr. Vinciguerra was the Chief Executive Officer of the Company from June 26, 1996 until June 1, 1998.

(3) Includes all voluntary pre-tax contributions to the Ferrofluidics Corporation Tax Savings and Deposit and Investment Plan.

(4)    This amount represents less than a full year's salary.

(5)    This amount represents an automobile allowance.

(6) This amount represents an allowance for medical and health expenses incurred by Mr. Chorney in excess of amounts covered by the Company's group health plan.

(7) Represents 10,000 shares of restricted stock which had a market value as of the date of grant of $125,000. Seventy-five percent (75%) of the shares were vested on April 22, 1998. In connection with Mr. Uhlig's resignation from the position of Vice President and General Manager--Systems Division on April 30, 1998, and pursuant to the provisions of the Company's 1994 Restricted Stock Plan, the remaining 2,500 restricted shares held by Mr. Uhlig were forfeited.

(8)    Represents stock options.

(9) This amount includes the full dollar value of insurance premiums paid by the Company on behalf of Mr. Avery with respect to term life insurance in the amount of $10,450 and payments made to Mr. Avery pursuant to a consulting agreement with the Company in the amount of $110,000. See "Employment Agreements" below.

(10) This amount includes the full dollar value of insurance premiums paid by the Company on behalf of Mr. Avery with respect to term life insurance in the amount of $9,350 and payments made to Mr. Avery pursuant to a consulting agreement with the Company in the amount of $10,000. See "Employment Agreements" below.

(11) This amount represents the full dollar value of insurance premiums paid by the Company on behalf of Mr. Avery with respect to term life insurance.

(12) These amounts represent reimbursement by the Company to Mr. Ford and Mr. Chorney of expenses incurred in connection with their relocation to New Hampshire.


Option Grants in Last Fiscal Year
---------------------------------

     The following table sets forth each grant of stock options during fiscal 1998 to the Chief Executive Officer and each other executive officer named in the Summary Compensation Table. No stock appreciation rights ("SARs") have been granted.


                                                                                                Potential  Realizable  Value at
                                                                                                     Assumed Annual Rates of
                                                                                                 Stock  Price  Appreciation for
                                                        Individual Grants                                Option Term(5)
                              ----------------------------------------------------------------- -------------------------------
                               Number of          % of Total
                               Securities        Options/SARs
                               Underlying         Granted to     Exercise or
                                Options         Employees in     Base Price
Name                          Granted(#)(3)     Fiscal Year(4)     ($/Sh)       Expiration Date       5% ($)            10%($)
----                          -------------     --------------     ------       ---------------       ------            ------

Paul F. Avery, Jr.(1)           75,000(6)        78.95%            $4.09            6/3/2008          192,913          488,880
Salvatore J. Vinciguerra(2)       --               --                --                --                --               --
Alvan F. Chorney                  --               --                --                --                --               --
William B. Ford                   --               --                --                --                --               --
Thomas J. Uhlig                   --               --                --                --                --               --

------------------

(1) Mr. Avery became the President, Chief Executive Officer and Chairman of the Board of the Company on June 3, 1998.

(2) Mr. Vinciguerra was the Chief Executive Officer of the Company from June 26, 1996 until June 1, 1998.

(3)    All options were granted pursuant to the 1995 Incentive Plan.

(4) Percentages are based on a total of 95,000 shares of Common Stock underlying all options granted to employees of the Company in fiscal 1998.

(5) Represents the value of the options granted at the end of the option terms if the price of the Company's Common Stock were to appreciate annually by 5% and 10% respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. If the stock price appreciates, the value of stock held by all shareholders will increase.

(6) Such option became fully vested and immediately exercisable on the date of grant, June 3, 1998.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values
--------------------------------------------------------------------------

     The following table sets forth the shares acquired and the value realized upon exercise of stock options during fiscal 1998 by the Chief Executive Officer and each other executive officer named in the Summary Compensation Table and certain information concerning the number and value of unexercised stock options. There are currently no outstanding SARs.


         (a)                  (b)           (c)                       (d)                             (e)
                                                              Number of Securities            Value of Unexercised
                                                            Underlying Unexercised            In-the-Money Options/
                                                         Options/Warrants FY-END(#)          Warrants at FY-End(#)(3)
                            Shares
                         Acquired on       Value
         Name            Exercise (#)   Realized($)    Exercisable     Unexercisable      Exercisable     Unexercisable
         ----            ------------   -----------    -----------     -------------      -----------     -------------
Paul F. Avery, Jr. (1)       --             --               205,000              --          --               --
Salvatore J.
  Vinciguerra (2)            --             --                50,000            50,000        --               --
Alvan F. Chorney             --             --                18,750             6,250        --               --
William B. Ford              --             --                 7,500            22,500        --               --
Thomas J. Uhlig              --             --                   --               --          --               --

------------------

(1) Mr. Avery became the President, Chief Executive Officer and Chairman of the Board of the Company on June 3, 1998.

(2) Mr. Vinciguerra was the Chief Executive Officer of the Company from June 26, 1996 until June 1, 1998.

(3) Equal to the market value of shares covered by in-the-money options on June 27, 1998, less the aggregate options exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the exercise price of the options.


Report of the Compensation Committee of the Board of Directors on Executive Compensation

     The members of the Compensation Committee of the Board of Directors of the Company, whose names are set forth below, have prepared the following report on the Company's executive compensation policies and philosophy for fiscal 1998.


     General

     The Compensation Committee consists of Mr. Rittereiser and Mr. Hazard, both of whom are non-employee Directors. The Compensation Committee is generally responsible for developing the Company's executive and management compensation policies, including awards of equity-based compensation. The Company's executive compensation program is designed to provide competitive levels of compensation, reward above-average individual performance and assist the Company in attracting and retaining qualified management. Where applicable, the Compensation Committee takes into account employment agreements between an executive officer and the Company. See "Employment Agreements" below. Mr. Vinciguerra, the Chief Executive Officer of the Company from June 26, 1996 until June 1, 1998 made, and Mr. Avery, the Chief Executive Officer of the Company since June 3, 1998, makes general recommendations to and reviews with the Compensation Committee salary increases and bonus compensation of executive officers and employees other than himself.

     Compensation Policy Review

     During the fiscal year ended June 30, 1995, the Compensation Committee, together with certain members of management and the Board of Directors, completed a review of the Company's policies regarding executive compensation. The Compensation Committee's primary objectives in evaluating the Company's executive compensation philosophy were to (i) review base salaries, cash bonuses and short-term and long-term incentives for executive officers based upon a survey of compensation for executive officers in a group of comparable high-technology companies, and (ii) to develop an appropriate methodology for structuring long-term incentive awards to ensure that such awards more closely align the interests of the executive officers with those of the Company's stockholders.

     To accomplish the aforementioned objectives and goals, the Compensation Committee retained an independent compensation consulting firm (the "Consultant") which conducted a survey of executive compensation levels and practices of companies within a proxy peer group (the "Peer Group") of companies of similar size to the Company. The Peer Group consisted of seven companies in the specialty machinery industry having annual revenues of $30 million to $50 million. Based upon the results of the Consultant's survey, the Compensation Committee has made certain adjustments to the Company's compensation policies during fiscal 1998 which are discussed below.

     Compensation Policies for Executive Officers

     Base Salary. The annual base salary and base salary adjustments for executive officers are determined by the Compensation Committee in its discretion and are targeted according to the salaries of executives holding similar offices and having similar responsibilities within the Company's industry segment. The Compensation Committee also considers factors such as industry experience and executive retention. Annual salary adjustments for executive officers are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive officer and any change in the responsibilities assumed by the executive officer. Salary adjustments are normally determined and made on an annual basis. The base salaries of Salvatore J. Vinciguerra, the Chief Executive Officer of the Company from June 26, 1996 until June 1, 1998, and Paul F. Avery, Jr., the current Chief Executive Officer of the Company, were established pursuant to employment agreements with the Company, which are described below in "Employment Agreements", and were based on the foregoing criteria.

     Cash Bonuses. As a result of the Compensation Committee's review of executive compensation policies, the Compensation Committee recommended that the Company adopt a cash incentive program (the "Cash Incentive Plan") to better align the Company's total cash compensation for its executives with the median of the Consultant's survey of the Peer Group. The Cash Incentive Plan, which became effective on July 1, 1995, is intended to encourage, recognize and reward performance by executives by providing cash compensation based upon the achievement of a pre-determined annual operating budget and a combination of quantitative and qualitative measures (the relative weights of which are determined in the sole discretion of the Compensation Committee when it performs its performance review), including orders received (for marketing managers), percent defect rate (for production managers), timeliness and quality of monthly reporting (for accounting managers) and effectiveness of improvement projects (for all managers). The annual operating budget is determined by the Compensation Committee and the Board of Directors prior to the beginning of the fiscal year and the total pool from which cash incentives may be awarded under the plan is formed based upon the achievement of the operating profits contained in the annual operating budget. The Chief Executive Officer is eligible to receive up to 35% of his respective base salary depending upon the extent to which the operating profits contained in the annual operating budget are achieved, while executive officers other than the Chief Executive Officer are eligible to receive up to either 20% or 25% of their respective base salaries depending upon the extent to which the operating profits contained in the annual operating budget are achieved.

     Based upon the foregoing criteria, no executive officers of the Company received a cash bonus under the Cash Incentive Plan for fiscal 1998 performance. Although cash bonuses generally are awarded pursuant to the Cash Incentive Plan, the Compensation Committee, in its discretion, may award a cash bonus to an executive officer for outstanding performance based upon individual performance reviews (which may or may not take into account specific performance measures relative to that executive officer), retention considerations and general industry practice. During fiscal 1998, the Compensation Committee exercised its discretion and awarded cash bonuses outside of the Cash Incentive Plan in the amount of $1,720 to Mr. Chorney and $1,650 to Mr. Uhlig in view of their individual performances in fiscal 1998.

     Equity and Equity-Based Incentives. Equity and equity-based incentive awards are designed to attract and retain executives who can make significant contributions to the Company's success, reward executives for such significant contributions and give executives a longer-term incentive to increase shareholder value. The size and frequency of equity and equity-based incentive awards are determined by the Compensation Committee in its discretion, taking into account individual performance and responsibilities, but without any specific performance measures. The Compensation Committee also may grant stock options for executive retention purposes, taking into account, among other things, general industry practice. To ensure that high levels of performance occur over the long-term, stock options granted to executives typically vest over a period of time. All outstanding options have been granted with an exercise price equal to 100% of the fair market value of the Company's Common Stock on the grant date.

     The 1995 Incentive Plan is the principal vehicle by which the Company intends to achieve the executive compensation policy objective of providing long-term incentives to executive officers that will more closely align the interests of such executives with those of the Company's stockholders. Pursuant to the 1995 Incentive Plan, the Compensation Committee may grant a variety of long-term incentive awards based on the Common Stock of the Company, including stock options (both incentive options and non-qualified options), SARs, restricted stock, unrestricted stock, performance shares and dividend equivalent rights. In fiscal 1998, Paul F. Avery, Jr., was granted an option to purchase 75,000 shares of Common Stock. This option became fully vested and immediately exercisable on the date of grant, June 3, 1998. The Compensation Committee granted this award to Mr. Avery in connection with his election to the positions of President, Chief Executive Officer and Chairman of the Board of the Company.

     At its discretion, under the Ferrofluidics Corporation Amended and Restated 1994 Restricted Stock Plan (the "1994 Restricted Stock Plan"), the Compensation Committee may also award restricted stock bonuses to executive officers and other key employees. Shares of restricted stock granted to executive officers under the 1994 Restricted Stock Plan vest over a period of time and are subject to forfeiture in the event an officer's employment with the Company terminates prior to vesting. Shares of restricted stock are not transferable prior to vesting. During fiscal 1998, no executive officers of the Company received an award of restricted stock.

     Any value received by an executive officer from a stock option grant and any increase in the value of stock received as a bonus depends entirely on increases in the price of the Company's Common Stock.

     Other Compensation. The Company provides executive officers and management with health, retirement and other benefits under plans that are generally available to the Company's employees.

     Compensation of the Chief Executive Officer

     Mr. Salvatore J. Vinciguerra, former Chief Executive Officer. Mr. Vinciguerra, who was Chief Executive Officer of the Company from June 26, 1996 until June 1, 1998, had an employment agreement with the Company, the terms of which are described below under "Employment Agreements." Mr. Vinciguerra's base salary was established pursuant to the criteria described above in "Base Salary."

     Mr. Paul F. Avery, Jr., current Chief Executive Officer. Mr. Avery, who became the Chief Executive Officer of the Company on June 3, 1998, has an employment agreement with the Company, the terms of which are described below under "Employment Agreements." Mr. Avery's base salary was established pursuant to the criteria described above in "Base Salary." In connection with his election to the position of Chief Executive Officer, President and Chairman of the Board of the Company, the Compensation Committee awarded Mr. Avery an option to purchase 75,000 shares of Common Stock which became fully vested and immediately exercisable on the date of grant, June 3, 1998.

     Federal Tax Regulations Applicable to Executive Compensation

     As a result of Section 162(m) of the Internal Revenue Code (the "Code"), the Company's deduction of executive compensation may be limited to the extent that a "covered employee" (i.e., the chief executive officer or one of the four highest compensated officers who is employed on the last day of the Company's taxable year and whose compensation is reported in the summary compensation table) receives compensation in excess of $1,000,000 in such taxable year of the Company (other than performance-based compensation that otherwise meets the requirements of Section 162(m) of the Code). The Company intends to take appropriate action to comply with such regulations, if applicable, in the future.

     Robert P. Rittereiser, Chairman                  Stephen B. Hazard


Compensation Committee Interlocks and Insider Participation

     Mr. Vinciguerra, the Chief Executive Officer and President of the Company from June 26, 1996 until June 1, 1998, made and Mr. Avery, the Chief Executive Officer of the Company since June 3, 1998, makes general recommendations to and reviews with the Compensation Committee the salary increases and bonus compensation of executives and management other than himself.


Employment Agreements

     Avery Employment Agreement
     --------------------------

     On June 3, 1998, the Company and Mr. Avery entered into an employment agreement (the "Avery Employment Agreement") that provided for Mr. Avery's employment as President, Chief Executive Officer and Chairman of the Board of the Company for one year (the "Initial Term") at a salary of $250,000 per year subject to (a) a one-year extension upon the written consent of Mr. Avery and the Company (the "Subsequent Term") and (b) earlier termination for death, disability, cause, upon 60 days' written notice by either Mr. Avery or the Company. Pursuant to the Avery Employment Agreement, the Company is required to, among other things, (i) reimburse Mr. Avery for all reasonable business expenses incurred by Mr. Avery in the performance of his duties, (ii) provide Mr. Avery with an automobile for business and personal use and pay or reimburse Mr. Avery for all expenses associated therewith, and (iii) maintain insurance on Mr. Avery's life in the amount of $1,000,000, payable as directed by Mr. Avery, until the expiration of the Initial Term or the Subsequent Term, as applicable, unless Mr. Avery is terminated by the Company for cause. Pursuant to the Avery Employment Agreement, Mr. Avery received an option to purchase 75,000 shares, which option became fully vested and immediately exercisable on the date of grant, June 3, 1998. In addition, Mr. Avery is entitled to participate in the health, welfare, retirement and other fringe benefit plans which the Company makes available to management from time to time.

     Pursuant to the Avery Employment Agreement, Mr. Avery may terminate his employment at any time upon 60 days written notice to the Company and the Company may terminate Mr. Avery's employment other than for cause (as defined in the Avery Employment Agreement) at any time upon 60 days' written notice to Mr. Avery. If Mr. Avery is terminated for cause, he is entitled to any earned but unpaid salary at the date of termination and the contribution by the Company to the cost of Mr. Avery's participation in the Company's group medical and dental insurance plans as permissible under applicable law and plan terms. If the Company undergoes a change in control (as defined in the Avery Employment Agreement), and Mr. Avery is terminated, voluntarily or involuntarily, other than for cause after the date such change in control occurs, Mr. Avery is entitled to receive an amount equal to the aggregate base salary which Mr. Avery would have received had he been employed by the Company through (a) the last day of the Initial Term if such termination occurs during the Initial Term or (b) the last day of the Subsequent Term if such termination occurs during the Subsequent Term (the "General Severance Benefits"). If Mr. Avery's employment is terminated for reasons other than for cause, a change in control of the Company or voluntary termination by Mr. Avery, Mr. Avery is entitled to receive the General Severance Benefits as described above. If Mr. Avery dies or becomes disabled during the term of the Avery Employment Agreement, Mr. Avery's employment immediately terminates and he is entitled to any earned but unpaid salary.

     Under the terms of the Avery Employment Agreement, upon the termination of Mr. Avery's employment by the Company other than for cause or the expiration of the Initial Term or the Subsequent Term, as applicable, the Company and Mr. Avery shall immediately enter into an agreement pursuant to which Mr. Avery shall be engaged as a consultant to the Company. Upon the engagement of Mr. Avery as a consultant as provided by the foregoing, the Company may also request that Mr. Avery continue to serve as Chairman of the Board. If the Company so requests, and if Avery agrees to so serve, the Company shall pay Mr. Avery an annual retainer of $50,000 for such service for so long as Mr. Avery serves in such position. Such retainer shall be in addition to any and all payments to be made to Avery with respect to his consultancy. The terms an conditions of such consultancy shall be identical to those set forth in the Consulting Agreement dated May 1, 1997 between the Company and Mr. Avery (the "Avery Consulting Agreement"), which terminated upon Mr. Avery's engagement by the Company as President, Chief Executive Officer and Chairman on the Board of Directors on June 3, 1998. The relevant provisions of the Avery Consulting Agreement are described below.

     On May 1, 1997, the Company and Mr. Avery entered into the Avery Consulting Agreement, pursuant to which Mr. Avery performed such consulting, advisory and related services for the Company as were reasonably requested by the Company form time to time for a consulting fee of $10,000 per month for a term of three years, which term could be extended upon mutual written agreement. Pursuant to the Avery Consulting Agreement, all shares of restricted stock granted to Mr. Avery became fully vested as of the date of the Avery Consulting Agreement and all options to purchase stock of the Company granted to Mr. Avery and held by Mr. Avery as of the date of the Avery Consulting Agreement became fully vested and exercisable until the expiration of such options. Pursuant to the Avery Consulting Agreement, the Company was required to reimburse Mr. Avery for all reasonable business expenses incurred by Mr. Avery in the performance of his duties. Mr. Avery was entitled to participate in and enjoy the benefit of the Company's retirement plans, but was not entitled to participate in the health, welfare, retirement and other fringe benefit plans, which the Company made available to management from time to time, except as his own expense.

     Pursuant to the Avery Consulting Agreement, Mr., Avery could terminate his consultancy at any time upon 60 days notice to the Company and the Company could terminate Mr. Avery's consultancy other than for cause (as defined in the Avery Consulting Agreement) at any time upon 60 days written notice to Mr. Avery. If Mr. Avery was terminated for cause, he would have been entitled to any earned but unpaid consulting fees at the date of termination. If Mr. Avery died or became disabled during the term of the Avery Consulting Agreement, Mr. Avery's consultancy would have immediately terminated. If Mr. Avery's employment was terminated for reasons other than for cause or due to death or disability, the Company would have continued to pay Mr. Avery his consulting fees for the duration of the term of the Avery Consulting Agreement.


     Vinciguerra Employment Agreements
     ---------------------------------

     On April 1, 1995, the Company and Mr. Vinciguerra, who became President and Chief Operating Officer of the Company on January 1, 1995, entered into an employment agreement (the "Vinciguerra Employment Agreement") that provides for Mr. Vinciguerra's employment as President and Chief Operating Officer of the Company at a salary of $185,000 per year, subject to an increase to $200,000 per year upon six (6) months of satisfactory performance, as determined by the Chief Executive Officer. Pursuant to the Vinciguerra Employment Agreement, Mr. Vinciguerra received 75,000 shares of restricted stock on January 1, 1995, which vest ratably over three years beginning January 1, 1996. Pursuant to the Vinciguerra Employment Agreement, the Company is required to reimburse Mr. Vinciguerra for all reasonable business expenses incurred by Mr. Vinciguerra in the performance of his duties. In addition, Mr. Vinciguerra is entitled to participate in the health, welfare, retirement and other fringe benefit plans which the Company makes available to management from time to time.

     Pursuant to the Vinciguerra Employment Agreement, Mr. Vinciguerra may terminate his employment upon 60 days written notice to the Company and the Company may terminate Mr. Vinciguerra's employment at any time other than for cause (as defined in the Vinciguerra Employment Agreement) upon notice to Mr. Vinciguerra. If the Company terminates Mr. Vinciguerra's employment other than for cause, he is entitled to a severance payment of six months' salary if he was employed for less than six months and twelve months' salary if he was employed for more than six months and the Company will continue pay Mr. Vinciguerra the salary and other benefits under the Vinciguerra Employment Agreement to the end of its term. If Mr. Vinciguerra dies or becomes disabled during the term of the Vinciguerra Employment Agreement, Mr. Vinciguerra's employment immediately terminates and he is entitled to any earned but unpaid salary. If the Company undergoes a change in control (as defined in the Vinciguerra Employment Agreement) and Mr. Vinciguerra
(i) is terminated by the Company or its successor for any reason other than death, disability or cause, or (ii) resigns because (A) there occurs a significant change in the nature or scope of Mr. Vinciguerra's responsibilities, authorities, powers, functions or duties as compared to the responsibilities, authorities, powers, functions or duties exercised by Mr. Vinciguerra prior to the change in control, (B) Mr. Vinciguerra is required to relocate outside of his current county of residence in order to maintain his employment after the change in control or (C) there is a decrease in the total annual compensation payable to Mr. Vinciguerra after the change in control, then Mr. Vinciguerra is entitled to an amount equal to eighteen months' base salary at the rate then in effect under the Vinciguerra Employment Agreement. If Mr. Vinciguerra is terminated for cause, he is entitled to any earned but unpaid salary at the date of termination and the contribution by the Company to the cost of Mr. Vinciguerra's participation in the Company's group medical and dental insurance plans as permissible under applicable law and plan terms.

     On May 17, 1996, the Company and Mr. Vinciguerra entered into an Amended and Restated Employment Agreement (the "Amended and Restated Vinciguerra Employment Agreement") which amended and restated the Vinciguerra Employment Agreement. Pursuant to the Amended and Restated Vinciguerra Employment Agreement, Mr. Vinciguerra was named as the Chief Executive Officer of the Company, but is no longer the Chief Operating Officer of the Company. In addition, pursuant to the Amended and Restated Vinciguerra Employment Agreement, Mr. Vinciguerra received an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $13.00, which option vests and becomes exercisable ratably over four years beginning on May 17, 1998. If Mr. Vinciguerra's employment is terminated by reason of death or by the Company for any reason other than for cause (as defined in the Company's 1994 Restricted Stock Plan or 1995 Stock Option and Incentive Plan, as appropriate), any restricted stock held by Mr. Vinciguerra shall become fully vested and any option held by Mr. Vinciguerra shall become fully vested and exercisable and may thereafter be exercised by Mr. Vinciguerra or Mr. Vinciguerra's legal representative or legatee until the expiration date of such option. If Mr. Vinciguerra's employment is terminated by the Company for cause, any shares of restricted stock that shall have not vested as of the date of such termination shall either be repurchased by the Company or forfeited by Mr. Vinciguerra, and any such option held by Mr. Vinciguerra shall immediately terminate and be of no further force and effect. If Mr. Vinciguerra terminates his employment for any reason other than death, any shares of restricted stock that shall have not vested as of the date of such termination shall either be repurchased by the Company or forfeited by Mr. Vinciguerra and any such option held by Mr. Vinciguerra may thereafter be exercised, to the extent it was exercisable on the date of such termination, for a period of three months or until the expiration date of such option, whichever is longer. All other provisions of the Vinciguerra Employment Agreement remain in effect.

     On June 1, 1998, Mr. Vinciguerra resigned as President and Chief Executive Officer of the Company. Accordingly, the Amended and Restated Vinciguerra Employment Agreement was terminated on that day.

     Ford Employment Agreement
     -------------------------

     On September 23, 1996, the Company and Mr. Ford entered into an employment agreement (the "Ford Employment Agreement") that provides for Mr. Ford's employment as Vice President and Chief Financial Officer of the Company at a salary of $140,000 per year, subject to annual salary reviews by the Compensation Committee or the President of the Company, as appropriate. Pursuant to the Ford Employment Agreement, Mr. Ford received an option to purchase 30,000 shares of the Company's common stock at an exercise price of $9.38, which option vests and becomes exercisable ratably over four years beginning on September 23, 1997. Pursuant to the Ford Employment Agreement, the Company reimbursed Mr. Ford for all reasonable moving expenses in connection with Mr. Ford's relocation to New Hampshire and is required to reimburse Mr. Ford for all reasonable business expenses incurred by Mr. Ford in the performance of his duties. In addition, Mr. Ford is entitled to participate in the health, welfare, retirement and other fringe benefit plans which the Company makes available to management from time to time.

     Pursuant to the Ford Employment Agreement, the Company or Mr. Ford may terminate Mr. Ford's employment at will upon one year's written notice. If the Company undergoes a change of control (as defined in the Ford Employment Agreement) and Mr. Ford is terminated by the Company other than for cause within 12 months after such change of control occurs, Mr. Ford shall be entitled to an amount equal to 12 months' salary at the rate then in effect. If Mr. Ford dies or becomes disabled during the term of the Ford Employment Agreement, Mr. Ford's employment automatically terminates and he is entitled to any earned but unpaid salary. If Mr. Ford is terminated for cause (as defined in the Ford Employment Agreement), he is entitled to any earned but unpaid salary at the date of termination and the contribution by the Company to the cost of Mr. Ford's participation in the Company's group medical and dental insurance plans as permissible under applicable law and plan terms.

     Chorney Severance Agreement
     ---------------------------

     The Company has an agreement with Mr. Chorney, dated October 1, 1993, that provides Mr. Chorney with certain severance benefits in the event that his employment is terminated by the Company other than by reason of death, disability or cause. Pursuant to this agreement, if Mr. Chorney's employment is terminated other than for any of the aforementioned reasons, he is entitled to receive for a period of eighteen months an aggregate amount equal to the greater of (i) $225,000 and (ii) the annual base salary which he would have received over an eighteen-month period commencing on the date of such termination.


Stockholder Return Performance Graph

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the cumulative total return of companies within the NASDAQ Stock Market and the companies within the Dow Jones Industrial Technology Index. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock, the NASDAQ Stock Market and the Dow Jones Industrial Technology Index on July 1, 1993. The comparisons in this table are historical and are not intended to forecast or be indicative of possible future performance of the Common Stock of the Company.

                      Stockholder Return Performance Graph



Ferrofluidics
Performance Graph Plot Points
27-Jun-98

                 June 30, 93    June 30, 94    June 30, 95   June 30, 96   June 28, 97    June 27, 98
                 -----------    -----------    -----------   -----------   -----------    -----------
DJIA                 100          108.41         154.42         152.71         164.1         144.09

NASDAQ               100          100.96         134.77         173.03        210.38         277.61

FERRO                100           38.89          71.3             100         62.04          30.79

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant as set forth on the cover of this report it has been assumed that directors and executive officers of the Registrant are affiliates.

     The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of October 1, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors and nominees, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's executive officers and Directors as a group.


                                                                                   Shares
Directors, Executive Officers                                                   Beneficially          Percent of
    and 5% Stockholders                                                            Owned(1)             Class(2)
-----------------------------------------------------------------------         ------------          ----------
Pioneering Management Corporation......................................      401,000(3)                   6.45%
   60 State Street
   Boston, MA 02114

Paul F. Avery, Jr......................................................      242,000(4)                   3.89%

Salvatore J. Vinciguerra...............................................      145,000(5)                   2.33%

Alvan F. Chorney.......................................................       18,750(6)                       *

William B. Ford........................................................       22,000(7)                       *

Thomas J. Uhlig........................................................        6,609                          *

Howard F. Nichols......................................................       22,725(8)                       *

Dean Kamen.............................................................       15,850(9)                       *

Robert P. Rittereiser..................................................       15,850(10)                      *

Stephen B. Hazard......................................................       12,000(11)                      *

Dennis R. Stone........................................................       14,100(12)                      *

All directors and executive officers
  as a group (10 persons)..............................................      514,884(13)                  8.28%
--------------------------

*      Less than 1%.

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include shares of Common Stock owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth above as beneficially owned also include shares of Common Stock which such persons had the right to acquire within 60 days of October 1, 1998 pursuant to stock options.

(2) Percentages are calculated on the basis of 6,218,207 shares of Common Stock outstanding as of October 1, 1998, together with applicable stock options for each stockholder.

(3) Based on Amendment No. 4 to Schedule 13G filed with the SEC on January 6, 1998 and other information available to the Company. Pioneering Management Corporation has sole voting power with respect to all 401,000 shares.

(4) Includes 205,000 shares of Common Stock which Mr. Avery may acquire upon the exercise of stock options, within 60 days of October 1, 1998.

(5) Includes 50,000 shares of Common Stock which Mr. Vinciguerra may acquire upon the exercise of stock options, within 60 days of October 1, 1998.

(6) Includes 18,750 shares of Common Stock which Mr. Chorney may acquire upon the exercise of stock options, within 60 days of October 1, 1998.

(7) Includes 15,000 shares of Common Stock which Mr. Ford may acquire upon the exercise of Stock Options, within 60 days of October 1, 1998.

(8) Includes 17,350 shares of Common Stock which Mr. Nichols may acquire upon the exercise of stock options, within 60 days of October 1, 1998.

(9) Includes 15,100 shares of Common Stock which Mr. Kamen may acquire upon the exercise of stock options, within 60 days of October 1, 1998.

(10) Includes 15,100 shares of Common Stock which Mr. Rittereiser may acquire upon the exercise of stock options, within 60 days of October 1, 1998.

(11) Includes 9,000 shares of Common Stock which Mr. Hazard may acquire upon the exercise of stock options within 60 days of October 1, 1998.

(12) Includes 9,000 shares of Common Stock which Mr. Stone may acquire upon the exercise of stock options within 60 days of October 1, 1998.

(13) Includes shares of Common Stock which may be acquired by such persons upon the exercise of stock options, within 60 days of October 1, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert Rittereiser, a Director of the Company, is the Chairman of the Board of Directors and Chief Executive Officer of Gruntal & Co., L.L.C. In connection with the Sale, Gruntal & Co., L.L.C., billed the Company approximately $280,600 for its services as investment banker to the Company.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The consolidated financial statements of the Company have been included in
Item 8 herein.

(a)    Financial Statement Schedules
       for the years ended June 27, 1998 and June 28, 1997 and June 30, 1996

                                                                           Page
                                                                           ----
       Schedule II - Valuation and Qualifying Accounts                       61

       Financial statement schedules other than that listed above are omitted because they are either not required or not applicable or the required information is shown in the financial statements or notes thereto. The above financial schedule does not include discontinued operations.

(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K have been filed by the Company during the last quarter of the year ended June 27, 1998.


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

4.1    Shareholder Rights Agreement, dated as of August 3, 1994, between the
       Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Registrant's current report on Form 8-K dated
       August 3, 1994).(1)

10.1 Revolving Loan and Security Agreement, dated June 30, 1994, by and among the Registrant and Bank of New Hampshire.

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

10.55  Termination Agreement, dated November 25, 1993, between Registrant and
       Fuji Seiki, Inc. for the purpose of termination of The Patent, Technical
       Information and Trademark License Agreement, dated March 30, 1993, between the Registrant and Fuji Seiki, Inc.(4)

10.56  Preferred Vendor Agreement, dated November 30, 1993, between the
       Registrant and Fuji Seiki, Inc.(4)

10.57  Patent, Technical Information and Trademark License Agreement, dated
       November 30, 1993, between the Registrant and Fuji Seiki, Inc.(4)

10.58  Agreement, dated March 8, 1993, among the Registrant, Fuji Seiki, Inc.,
       VSE Austria GmbH, and AP&T GmbH for the purchase of 80% of VSE GmbH by
       AP&T GmbH.(4)

10.59  Letter Agreement, dated September 15, 1993, between the Registrant and
       Dr. Ronald Moskowitz concerning Dr. Moskowitz' retirement from
       Ferrofluidics.(4)

10.62 Indemnification Agreement, dated October 1, 1993, between the Registrant and Alvan F. Chorney.(4)

10.63 Indemnification Agreement, dated October 1, 1993, between the Registrant and Stephen P. Morin.(2)

10.64  Severance Agreement dated October 1, 1993, between the Registrant and
       Alvan F. Chorney.(4)

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

10.70  1984 Non-Qualified Stock Option Plan, as amended through December 15,
       1992.(4)

10.71  1983 Employee Stock Purchase Plan, as amended through December 14, 1990
       (incorporated by reference to Exhibit 4 to Post-Effective Amendment No.
       1, filed January 23, 1991, to the Registrant's Registration Statement on
       Form S-8 (Registration No. 2-95090)).

10.72  Settlement Agreement and Release, dated June 30, 1993, between Nippon
       Ferrofluidics Corporation, Akira Yamamura, Koichi Goto, Yoshitada
       Akahori, Tadao Ishizawa, Atsumi Nakamura, Nobuo Yamamura, past and present members of NFC's Board of Directors and the Registrant.(4)

10.73 Stock Subscription Agreement, dated June 30, 1993 between the Registrant and Nippon Ferrofluidics Corporation pursuant to the acquisition of Nippon Ferrofluidics Corporation Common Stock by Ferrofluidics.(4)

10.74 Superseding 1993 Fluids License Agreement, dated June 30, 1993, between the Registrant and Nippon Ferrofluidics Corporation.(4)

10.75  Asset Purchase Agreement, dated September 23, 1998, by and between the
       Registrant and General Signal Technology Corporation.(5)

10.76  Employment Agreement, dated June 3, 1998, between the Registrant and Paul
       F. Avery, Jr.(5)

21     Subsidiaries of the Registrant(5)

23     Consent of Ernst & Young LLP(5)

27.1   Financial Data Schedule for 1998(5)

27.2   Financial Data Schedule for 1997, as restated(5)

27.3   Financial Data Schedule for 1996, as restated(5)


1 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
2 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
3 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
4 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.
5    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize, this 8th day of October, 1998.

                                      Ferrofluidics Corporation

                                      By: /s/ Paul F. Avery, Jr.
                                          --------------------------------------
                                          Paul F. Avery, Jr.
                                          President, Chief Executive Officer and
                                          Chairman of the Board

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


Signatures                                     Title                                    Dated signed
----------                                     -----                                    ------------

/s/ Paul F. Avery, Jr.                         President, Chief Executive Officer and        10/8/98
-------------------------------                Chairman of the Board (Principal
Paul F. Avery, Jr.                             Executive Officer)



/s/ William B. Ford                            Vice President and Chief Financial            10/8/98
-------------------------------                Officer (Principal Financial Officer)
William B. Ford



/s/ Stephen B. Hazard                          Director                                      10/8/98
-------------------------------
Stephen B. Hazard



/s/ Dean Kamen                                 Director                                      10/8/98
-------------------------------
Dean Kamen



/s/ Howard F. Nichols                          Director                                      10/8/98
-------------------------------
Howard F. Nichols



/s/ Robert P. Rittereiser                      Director                                      10/8/98
-------------------------------
Robert P. Rittereiser



/s/ Dennis R. Stone                            Director                                      10/8/98
-------------------------------
Dennis R. Stone

                            FERROFLUIDICS CORPORATION
                                   SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS Years Ended
                 June 27, 1998, June 28, 1997 and June 30, 1996


                                                     Balance at       Charges                          Balance at
                                                     Beginning           To           Deductions         End of
                                                     of Period        Expenses       And Other (1)       Period
                                                     ---------        --------       -------------     ----------
1998
          Reserve for doubtful accounts - trade       $199,000        $185,000          $55,000        $329,000
                                                     =========        ========         ========        ========

1997
          Reserve for doubtful accounts - trade       $320,000         $50,000         $171,000        $199,000
                                                     =========        ========         ========        ========

1996
          Reserve for doubtful accounts - trade       $357,000         $28,000          $65,000        $320,000
                                                     =========        ========         ========        ========

(1) Uncollectible accounts written off, net of recoveries.