Form 10-Q
period 1998-09-26
FERROFLUIDICS CORP
filed 1998-11-10
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 26, 1998
                                                    ------------------
                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                    -------------------  -----------------

          ------------------------------------------------------------

                    Commission file number      0-10734
                                          -----------------

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

                               (1) Yes [X] No [ ]
                               (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 30, 1998.

Common Stock, $.004 par value per share                     6,226,301
---------------------------------------                  ---------------
               (Class)                                   (No. of Shares)

                                TABLE OF CONTENTS

                                                                    PAGE NOS.
                                                                    ---------
Part I.  Financial Information

Item 1.  Financial Statements

            Consolidated Balance Sheets -
            September 26, 1998 and June 27, 1998                        3

            Consolidated Statements of Operations -
            Three Months Ended September 26, 1998 and
            September 27, 1997                                          4

            Consolidated Statements of Cash Flows -
            Three months Ended September 26, 1998 and
            September 27, 1997                                          5

            Notes to Consolidated Financial Statements                6-8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Position                           9-13

Part II. Other Information                                             14

Signatures                                                             15

PART I.  FINANCIAL INFORMATION

ITEM 1.

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      September 26, 1998 and June 27, 1998

ASSETS                                                                      September 26, 1998          June 27, 1998
------                                                                      ------------------          -------------
Current Assets:                                                                 (unaudited)                 (note)
   Cash and cash equivalents                                                   $  4,563,000              $  1,516,000
   Accounts receivable - trade, less allowance
       for doubtful accounts of $350,000 at
       September 26, 1998 and $329,000 at June 27, 1998                           8,621,000                12,083,000
   Inventories                                                                   12,730,000                13,855,000
   Advances to suppliers                                                            490,000                   578,000
   Prepaid and other current assets                                                 751,000                   783,000
                                                                               ------------              ------------
Total Current Assets                                                             27,155,000                28,815,000
                                                                               ------------              ------------
Property, plant and equipment, at cost, net
   of accumulated depreciation of $11,088,000 at
   September 26, 1998 and $12,462,000 at June 27, 1998                            6,544,000                 8,826,000
Cash value of life insurance                                                      1,959,000                 1,921,000
Deferred income taxes, net                                                        1,754,000                 3,154,000
Other assets, principally goodwill                                                1,241,000                 1,303,000
                                                                               ------------              ------------
TOTAL ASSETS                                                                   $ 38,653,000              $ 44,019,000
                                                                               ============              ============

LIABILITIES
-----------
Current Liabilities:
   Bank notes payable                                                          $    422,000              $  9,710,000
   Accounts payable                                                               2,753,000                 3,860,000
   Customer deposits                                                              2,766,000                 2,777,000
   Accrued expenses                                                               4,175,000                 4,286,000
                                                                               ------------              ------------
Total Current Liabilities                                                        10,116,000                20,633,000
                                                                               ------------              ------------

Long-term debt obligations                                                        5,000,000                 5,000,000
Other liabilities                                                                   197,000                   185,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding, none                                           -                         -
Common stock, $.004 par value, authorized
   12,500,000 shares, issued and outstanding 6,218,581 shares                        25,000                    25,000
Additional paid-in capital                                                       36,762,000                36,738,000
Retained deficit                                                                (12,621,000)              (17,443,000)
Currency translation adjustments                                                   (826,000)               (1,119,000)
                                                                               ------------              ------------
Total Stockholders' Equity                                                       23,340,000                18,201,000
                                                                               ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 38,653,000              $ 44,019,000
                                                                               ============              ============

Note: The balance sheet at June 27, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 26, 1998 and September 27, 1997
                                   (unaudited)

                                                                               1998              1997
                                                                            ----------        ----------

Net sales                                                                   $5,950,000        $6,610,000
Cost of goods sold                                                           3,747,000         3,753,000
                                                                            ----------        ----------
                                                                             2,203,000         2,857,000

Engineering and product development expenses                                   568,000           494,000
Selling, general and administrative expense                                  1,888,000         1,761,000
                                                                            ----------        ----------
Income(loss) from operations                                                  (253,000)          602,000

Interest income                                                                  2,000             1,000
Interest (expense)                                                            (153,000)         (144,000)
Other income (expense), net                                                     40,000           (82,000)
                                                                            ----------        ----------

Income(loss) from continuing operations before income taxes                   (364,000)          377,000
Income taxes                                                                     1,000            60,000
                                                                            ----------        ----------

Income (loss) from continuing operations                                      (365,000)          317,000

Discontinued operations--Note D:
   Income from discontinued operations, less applicable
     income taxes of $31,000                                                         -           339,000
   Estimated gain on disposal of Systems Division, less applicable
      income taxes of $1,400,000                                             5,187,000                 -
                                                                            ----------        ----------

Net income                                                                  $4,822,000        $  656,000
                                                                            ==========        ==========

Per Share:
Income (loss) from continuing operations:
     Basic                                                                  $    (0.06)       $     0.05
     Diluted                                                                $    (0.06)       $     0.05

Income from discontinued operations:
     Basic                                                                  $     0.84        $     0.06
     Diluted                                                                $     0.84        $     0.06

Net income:
     Basic                                                                  $     0.78        $     0.11
     Diluted                                                                $     0.78        $     0.11

Weighted average common shares outstanding:
     Basic                                                                   6,218,581         6,178,262
     Diluted                                                                 6,218,581         6,194,632

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months Ended September 26, 1998 and September 27, 1997
                                   (unaudited)

                                                                    1998               1997
                                                                 -----------        -----------
Cash flows from operating activities:
   Net income                                                    $ 4,822,000        $   656,000
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                 429,000            382,000
       Deferred income taxes (credits)                             1,400,000                  -
       Increase in cash surrender value                              (38,000)                 -
       Gain on disposal of Systems Division                       (6,587,000)                 -
       Gain on sale of assets                                         (2,000)                 -
       Stock-related compensation                                     23,000             73,000
       Foreign currency transaction (gains) losses                  (131,000)           184,000
       Other                                                        (460,000)          (244,000)
   Changes in operating assets and liabilities:
       Accounts receivable, net                                    3,686,000            393,000
       Inventories                                                (1,683,000)           385,000
       Prepaid expenses and other current assets                     132,000           (237,000)
       Accounts payable and accrued expenses                      (1,439,000)        (1,302,000)
       Customer deposits                                             (11,000)        (1,262,000)
                                                                 -----------        -----------
Net cash provided by (used in) operating activities                  141,000           (972,000)
                                                                 -----------        -----------

Cash flow from investing activities:
   Acquisition of property, plant, equipment                        (104,000)          (431,000)
   Proceeds from sale of assets                                    1,390,000                  -
   Proceeds from the disposal of Systems Division                 10,800,000                  -
                                                                 -----------        -----------
Net cash provided by (used in) investing activities               12,086,000           (431,000)
                                                                 -----------        -----------

Cash flow from financing activities:
   Proceeds from (repayments of) short term borrowings, net       (9,288,000)         1,591,000
                                                                 -----------        -----------
Net cash provided by (used in) financing activities               (9,288,000)         1,591,000
                                                                 -----------        -----------
Effect of currency rate changes on cash                              108,000            (10,000)
                                                                 -----------        -----------
Net increase in cash and cash equivalents                          3,047,000            178,000
                                                                 -----------        -----------
Cash and cash equivalents at beginning of period                   1,516,000            883,000
                                                                 -----------        -----------

Cash and cash equivalents at end of period                       $ 4,563,000        $ 1,061,000
                                                                 ===========        ===========

Cash paid for interest and income taxes for the three months ended September 26, 1998 and September 27, 1997 is as follows:

                                                                      1998               1997
                                                                    --------           --------
             Interest                                               $284,000           $243,000
             Income taxes, net                                      $  1,000           $      -


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not therefore include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 27, 1998 ("fiscal 1998").

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at September 26, 1998 and June 27, 1998:

                                              September 26, 1998   June 27, 1998
                                              ------------------   -------------

         Raw materials and purchased parts           $ 5,398,000     $ 6,348,000
         Work-in-process                               3,832,000       2,650,000
         Finished goods                                3,500,000       4,857,000
                                                     -----------     -----------
                                                     $12,730,000     $13,855,000
                                                     ===========     ===========

C.       SHORT-TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

         On September 23, 1998, in connection with the sale of the Systems Division, the Company used a portion of the cash proceeds to pay off the then outstanding balance under the Company's line of credit with its bank and $1,500,000 that was then outstanding under a 90 day promissory note with its bank. As a result of this sale, the Company and its bank agreed to reduce the maximum available borrowings under the line of credit agreement from $8,500,000 to $2,000,000. The present line of credit agreement expires at the end of November 1998.

         There were no borrowings under the line of credit at September 26, 1998.

D.       DISCONTINUED OPERATIONS

         On September 23, 1998, the Company sold certain assets of the Systems Division to General Signal Technology Corporation ("General Signal") for $10,800,000 in cash (the "Sale"). Assets sold included approximately $2,818,000 in inventory, and approximately $625,000 in fixed assets and intangible assets in the first quarter of fiscal 1999. After providing for transaction fees and income taxes, the Company recorded an estimated gain on the sale of $5,187,000.

         The Systems Division represented a separate line of business and, accordingly, its net operating results have been reported, net of applicable income taxes, as discontinued operations for all periods up through June 29, 1998, the date when Company management decided to dispose of the Systems Division. The Sale, as structured, did not include any Systems Division liabilities, which remain with the Company. The sale did not include the obligation by the Company to complete approximately $18,433,000 in Systems Division backlog, which obligation remains with the Company, nor did it include approximately $5,873,000 in inventory on hand on the date of the sale, all of which is needed to fulfill existing backlog. The terms of the sale of the Systems Division provide that, generally, any backlog existing on December 31, 1998, will be transferred to General Signal. The backlog includes a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer has not provided firm delivery dates. The Company believes that the customer is seeking to modify the terms of the order, including its potential cancellation. However, the Company believes that the purchase order remains legally valid, and that under its terms, the customer is obligated to pay the Company the costs incurred up to cancellation of the order. In connection with these machines, on September 23, 1998, the Company had inventory of approximately $3,104,000 on hand and approximately $2,471,000 in parts on order at vendors. The Company and the customer are actively negotiating a settlement of the Company's claims under this purchase order. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order, which would require the Company to adjust the estimated gain on disposal of the Systems Division recorded in this quarter.

         The sale of the Systems Business also did not include approximately $6,472,000 in accounts receivable which were outstanding as of the closing of the sale ($5,747,000 remains outstanding at September 26, 1998). The Company believes that it will be able to collect these receivables within established reserves but there can be no assurance that the sale of the Systems Business will not adversely affect their collectibility.

         The operating results of the discontinued business for the quarter ended September 27, 1997 is summarized as follows (000's omitted):

    Net sales                                                    $8,720
                                                                 ======
    Income  from operations before income taxes                  $  370
    Income taxes                                                     31
                                                                 ------
    Income from operations                                       $  339
                                                                 ======


         The net assets at September 26, 1998 of the discontinued businesses are summarized as follows (000's omitted)

    Current assets                                              $13,137
    Current liabilities                                           2,893
                                                                -------
    Net assets of the discontinued Systems Division             $10,244
                                                                =======

E.       INCOME TAXES

         FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,217,000 had been established at June 27, 1998. As a result of the $5,187,000 gain on sale of the System Division, the valuation allowance was reduced by an additional $1,100,000 during the first quarter of fiscal 1999 ($1,400,000 of the valuation allowance had previously been reduced during fiscal 1998 based on a preliminary estimate of the gain on disposal of the Systems Division). However, based upon a current assessment of the future earnings prospects for the Company through the first quarter of fiscal 2000, management has concluded that no further adjustment to the valuation allowance was necessary as of September 26, 1998.

         As of September 26, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $27,572,000, and for foreign income tax purposes of approximately $3,300,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately

$16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

F.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three month periods which ended September 26, 1998 and September 27, 1997:

                                                                           1998              1997
                                                                        ----------        ----------

         Numerator:
                  Income (loss) from continuing operations              $ (365,000)       $  317,000
                  Income from discontinued operations                    5,187,000           339,000
                                                                        ----------        ----------
                  Net income                                            $4,822,000        $  656,000
                                                                        ==========        ==========

         Denominator:
                  Denominator for basic earnings per share -
                    weighted average shares                              6,218,581         6,178,262

                  Effect of dilutive securities:
                    Employee stock options                                       -                 -
                    Non-vested restricted stock awards                           -            16,370
                                                                        ----------        ----------
                    Dilutive potential common shares                             -            16,370
                                                                        ----------        ----------

                  Denominator for diluted earnings per share -
                    adjusted weighted average shares                     6,218,581         6,194,632
                                                                        ==========        ==========

         Per Share:

         Income (loss) from continuing operations:
                  Basic                                                 $   (0.06)        $     0.05
                  Diluted                                               $   (0.06)        $     0.05

         Income from discontinued operations:
                  Basic                                                 $    0.84         $     0.06
                  Diluted                                               $    0.84         $     0.06

         Net income:
                  Basic                                                 $    0.78         $     0.11
                  Diluted                                               $    0.78         $     0.11

         At September 26, 1998 and September 27, 1997, options and warrants to purchase 543,259 shares at prices ranging from $3.50 to $13.50 per share and 671,697 shares at prices ranging from $7.63 to $15.25 per share, respectively, of common stock were anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

         The following discussion provides information to assist in the understanding of the Company's results of operations unless otherwise noted, and financial condition. As more fully described in Note D to the Consolidated Financial Statements, on September 23, 1998, certain of the assets of the Company's systems Division were sold to General Signal for $10,800,000 in cash. This discussion reflects the fact that in accordance with generally accepted accounting principles, the Company is reporting the results of operations from the Systems Division as discontinued operations and that the Company's Consolidated Financial Statements for fiscal 1999 and prior periods have been revised to reflect this accounting treatment of the Systems Division in those periods. It should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

         In the quarter ended September 26, 1998, the Company's continuing operations had a loss of $365,000, or $0.06 per share, as compared to income in the same period of fiscal 1997 of $317,000, or $0.05 per share. The sale of the Systems Division resulted in an estimated gain of $5,187,000, or $0.84 per share for the quarter. Discontinued operations relating to the Systems Division for the same period of the prior fiscal year had income of $339,000, or $0.06 per share. Net income for the current quarter was $4,822,000, or $0.78 per share as compared to $656,000, or $0.11 per share in the quarter ended September 27, 1998. The increase in net income in the first quarter of 1999 was due to the sale of the Systems Division.

         Net sales and revenues from continuing operations for the quarter ended September 26, 1998 totaled $5,950,000 as compared to $6,610,000 in the same period of the prior year. A comparison of the net sales and revenues by major product line is as follows:

                                                                  Three months ended
                                                     --------------------------------------------
                                                     September 26, 1998        September 27, 1997
                                                     ------------------        ------------------

              Components                                     $2,545,000                $4,238,000
              Fluids                                            548,000                   570,000
              Distributed products                            2,857,000                 1,802,000
                                                             ----------                ----------
                Total net sales and revenues                 $5,950,000                $6,610,000
                                                             ==========                ==========


         Consolidated gross margins for the first quarter of fiscal 1998 amounted to 37% of product sales as compared to 43.2% of product sales in the prior year's first quarter. The decline in gross margin in the first quarter of the current year compared to the same period in the prior year is due principally to the reduced sales of component parts, which resulted in reduced manufacturing efficiencies in the quarter. Margins for fluids and distributed products were approximately equal to the same period of the prior year.

         Consolidated order bookings for the three months ended September 26, 1998 totaled $5,588,000 as compared to $7,103,000 in the same period of the prior year. The decrease is due primarily to a decrease in components' bookings which is consistent with the decrease in sales for the current quarter. Bookings for the first quarter for distributed products by AP&T decreased by 17.7% to $1,893,000 as compared to $2,299,000 in the first quarter of fiscal 1998.

         Consolidated backlog at September 26, 1998 was $7,862,000 as compared to $8,226,000 at June 27, 1998. The backlog of orders for components products, including fluids, increased slightly from $4,335,000 at June 27, 1998 to $4,739,000 at September 26, 1998 while the backlog for distributed products decreased from $3,891,000 at June 27, 1998 to $3,123,000 at September 26, 1998.
The majority of the order backlog at September 26, 1998 is expected to ship in fiscal 1999.

         Engineering and product development expenditures in the three months ended September 26, 1998 totaled $568,000, an increase of $74,000, or 15%, compared to $494,000 in the same period last year. As a percentage of revenues, engineering and product development expenses increased from 7.5% in the September 1997 quarter to 9.5% in the September 1998 quarter. The increase in the current quarter is due to new product development of seals and fluids.

         Selling, general and administrative expenses (SG&A) for the three months ended September 26, 1998 totaled $1,888,000, an increase of 7.2% from the SG&A of $1,761,000 in the same period of the prior year. The increase is due primarily to an increase in legal costs.

         Interest expense of $153,000 for the three months ended September 26, 1998 increased 6.3% from the $144,000 incurred during the same period in fiscal 1998.The increase is due principally to higher borrowings under the Company's revolving credit facility.

         As of September 26, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $27,572,000, and for foreign income tax purposes of approximately $3,300,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital at September 26, 1998 was $17,039,000 as compared to $8,182,000 at June 27, 1998. Current assets of the Company declined, due primarily to the collection of accounts receivable and a reduction in inventory levels, but total current liabilities declined further, resulting in the increase in working capital. The decrease in current liabilities was $10,517,000 and was due principally to a $9,288,000 decrease in short term borrowings. See discussion below regarding the repayment of debt. Accounts payable also decreased by $1,107,000 due principally to the decrease in sales.

         During the first quarter of fiscal 1998, the operations of the business generated $141,000 of cash, due principally to the reduction in accounts receivable. At September 26, 1998, the Company had outstanding purchase commitments for material of approximately $3,600,000, the majority of which was related to the discontinued Systems business.

         Cash flow from investing activities during the three months ended September 26, 1998 consisted almost entirely of proceeds from the sale of the Systems Division. In addition, the Company sold a 300mm crystal growing system, that was included in property, plant and equipment, at approximately book value. Upon signing of the sales agreement for this machine, the Company received $1,385,000 in cash with the balance of $225,000 due upon shipment of the machine, which is expected to occur within six months. Financing activities of the Company during the three months ended September 26, 1998 included the complete paydown of all short term debt from the cash proceeds of the sale of the Systems Division (see also Note D to the financial statements). The consolidated results of operations for the three months ended September 26, 1998 includes a non-cash charge of $23,000 for compensation to employees as a result of restricted stock grants made in prior years. In the same period last year, a charge of $73,000 was made for the same purpose.

         The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest keyed to short-term nontaxable rates (at September 26, 1998, 4.75%). Under an arrangement with its bank, and throughout most of the quarter ended September 26, 1998, the Company had available to it a total credit facility of approximately $15,400,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's VRIRB, which expires in August 1999 and carries a fee of 1% per year, an $8,500,000 revolving line-of-credit for working capital purposes, and $1,500,000 of which was in the form of a 90 day promissory note, which bears interest at the same rate as the revolving line of credit. In addition, the Company has an installment demand note with its bank ($422,000 outstanding at September 26, 1998) that was used to finance the expansion of its in-house machine shop. The entire credit facility is collateralized by substantially all of the assets of the Company.

         On September 23, 1998, the date of the sale of the Systems Division, there was approximately $7,907,000 outstanding against the revolving line-of-credit. This amount, together with the $1,500,000 outstanding on the short-term promissory note, was repaid from the proceeds of the sale of the Systems Division (see Note D to the Consolidated Financial Statements and the discussion below regarding the sale of the Systems Division). At the same time, the Company and the bank agreed to reduce the availability under the revolving line of credit to $2,000,000 to reflect the Company's reduced working capital needs after the sale of the Systems Division. The interest rate on the revolving line-of-credit is equal to the prime rate plus 1% (9.5% at September 26, 1998) with a fee of 1/8% on the unused portion.

         As more fully described in Note D to the Consolidated Financial Statements, certain of the assets of the Company's Systems Division were sold on September 23, 1998 to General Signal for $10,800,000 in cash. A portion of the cash proceeds from this sale has been used to pay off certain outstanding debt as of the closing of the sale of the Systems Division. The sale, as structured, did not include any of the Systems Division accounts receivable or liabilities, which remain with the Company. The sale also did not include the obligation to complete approximately $18,433,000 in backlog for crystal growing systems, which obligation remains with the Company, or approximately $5,873,000 in inventory on hand, all of which is needed to fulfill such backlog. The terms of the sale provide that, generally, any unfulfilled backlog existing as of December 31, 1998, will be transferred to General Signal. The backlog includes a purchase order from one customer for nine machines, representing approximately $7,658,000. The Company believes that the customer is seeking to modify the terms of the order, including its potential cancellation. However, the Company believes that the purchase order remains legally valid, and that under its terms, the customer is obligated to pay the Company the costs incurred up to cancellation of the order. In connection with these machines, the Company has inventory of approximately $3,104,000 on hand and approximately $2,471,000 in parts on order at vendors. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order, which would require the Company to adjust the estimated gain on disposal of the Systems Division recorded in this quarter.

         The present line of credit from the Company's Bank expires at the end of November 1998. Management has begun discussions with the bank to renew the line of credit at a level which management believes will be in line with the working capital needs in the continuing operations. It is expected that the proceeds received from the sale of the Systems Division and other cash flow (including collection of systems receivables and completion of systems backlog) will significantly reduce the Company's need for short-term borrowing arrangements to finance working capital needs in the near future. Management therefore believes that anticipated funds from operations and the borrowing arrangements that are expected to be put into place will be adequate to meet cash requirements for the year ahead.

YEAR 2000 READINESS DISCLOSURES

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

         Prior to the sale of the Company's Systems Division, the Division sold products that were controlled by computerized hardware and software, but the processes involved were inherently not date-sensitive. The software involved was purchased off-the-shelf, and was not customized by the Company. All recent products delivered to customers with Company-supplied control systems have been Year 2000 compliant, but some older systems contain older versions of the software and, as a result, may not be Year 2000 compliant. Since these products are not in warranty, and since the Company has not warranted their Year 2000 compliance, the Company believes that it has no further obligations with respect to these products. All products delivered with Company-supplied control systems out of backlog prior to December 31, 1998, in accordance with the terms of the sale of the Division, will be Year 2000 compliant.

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

PART II. OTHER INFORMATION

ITEM b. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 - Financial Data Schedule

     (b) Reports on Form 8-K:

         Current report on Form 8-K dated September 23, 1998 (filed with the SEC on September 24, 1998) reporting the sale of the Systems Division.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FERROFLUIDICS CORPORATION
                                    -------------------------
                                    (Registrant)




Date: November 9, 1998              By: /s/ Paul F. Avery, Jr.
      ----------------                  ----------------------------------------
                                    Paul F. Avery, Jr.
                                    President, Chief Executive Officer and
                                    Chairman of the Board


                                    By: /s/  William B. Ford
                                        ----------------------------------------
                                    William B. Ford
                                    Vice President and Chief Financial Officer