Form 10-Q
period 1998-12-26
FERROFLUIDICS CORP
filed 1999-02-09
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 26, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                 -----------------------------------------------

                         Commission file number 0-10734
                                                -------

                            FERROFLUIDICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                                        02-0275185
-----------------------------                                -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


40 Simon Street,
Nashua, New Hampshire                                                      03061
------------------------                                              ----------
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

                                 (1) Yes  X    No
                                         ---      ---
                                 (2) Yes  X    No
                                         ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of January 29, 1999.

Common Stock, $.004 par value per share                                6,226,675
---------------------------------------                          ---------------
(Class)                                                          (No. of Shares)

                                TABLE OF CONTENTS

                                                                       Page Nos.
                                                                       ---------

Part I.    Financial Information

Item 1.    Financial Statements

              Consolidated Balance Sheets -
              December 26, 1998 and June 27, 1998                              3

              Consolidated Statements of Operations -
              Three Months Ended December 26, 1998 and December 27, 1997       4

              Consolidated Statements of Operations -
              Six Months Ended December 26, 1998 and December 27, 1997         5

              Consolidated Statements of Cash Flows -
              Six Months Ended December 26, 1998 and December 27, 1997         6

              Notes to Consolidated Financial Statements                  7 - 10


Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Position                             11 - 16

Part II.   Other Information                                             16 - 18

Signatures                                                                    19


PART I.    FINANCIAL INFORMATION

ITEM 1.

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       December 26, 1998 and June 27, 1998


                                                         December 26, 1998   June 27, 1998
                                                         -----------------   -------------
                                                            (unaudited)         (note)
ASSETS
Current Assets:
   Cash and cash equivalents                               $  3,861,000      $  1,516,000
   Accounts receivable - trade, less allowance
     for doubtful accounts of $374,000 at
     December 26, 1998 and $329,000 at June 27, 1998          9,512,000        12,083,000
   Inventories                                               10,246,000        13,855,000
   Advances to suppliers                                        348,000           578,000
   Prepaid and other current assets                             607,000           783,000
                                                           ------------      ------------
Total Current Assets                                         24,574,000        28,815,000
                                                           ------------      ------------
Property, plant and equipment, at cost, net
   of accumulated depreciation of $11,361,000 at
   December 26, 1998 and $12,462,000 at June 27, 1998         6,498,000         8,826,000
Cash value of life insurance                                  1,998,000         1,921,000
Deferred income taxes, net                                    1,754,000         3,154,000
Other assets, principally goodwill                              966,000         1,303,000
                                                           ------------      ------------
TOTAL ASSETS                                               $ 35,790,000      $ 44,019,000
                                                           ============      ============

LIABILITIES
Current Liabilities:
   Bank notes payable                                      $    381,000      $  9,710,000
   Accounts payable                                           2,491,000         3,860,000
   Customer deposits                                            897,000         2,777,000
   Accrued expenses                                           3,600,000         4,286,000
                                                           ------------      ------------
Total Current Liabilities                                     7,369,000        20,633,000
                                                           ------------      ------------

Long-term debt obligations                                    5,000,000         5,000,000
Other liabilities                                               196,000           185,000

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
   authorized 100,000 shares,
   issued and outstanding, none                                      --                --
Common stock, $.004 par value,
   authorized 12,500,000 shares,
   issued and outstanding 6,226,675 shares
   (6,218,581 at June 27, 1998)                                  25,000            25,000
Additional paid-in capital                                   36,762,000        36,738,000
Retained deficit                                            (12,710,000)      (17,443,000)
Currency translation adjustments                               (852,000)       (1,119,000)
                                                           ------------      ------------
Total Stockholders' Equity                                   23,225,000        18,201,000
                                                           ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 35,790,000      $ 44,019,000
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

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended December 26, 1998 and December 27, 1997
                                   (unaudited)


                                                     1998          1997
                                                  ----------    ----------

Net sales                                         $6,561,000    $7,283,000
Cost of goods sold                                 3,968,000     3,818,000
                                                  ----------    ----------
                                                   2,593,000     3,465,000

Engineering and product development expenses         765,000       472,000
Selling, general and administrative expense        1,747,000     1,934,000
                                                  ----------    ----------
Income from operations                                81,000     1,059,000

Interest income                                       46,000         4,000
Interest expense                                     (41,000)     (170,000)
Other income (expense), net                         (173,000)       65,000
                                                  ----------    ----------

Income (loss) from continuing operations
   before income taxes                               (87,000)      958,000
Income taxes                                           2,000        70,000
                                                  ----------    ----------

Income (loss) from continuing operations             (89,000)      888,000

Discontinued operations--Note D:
   Loss from discontinued operations, including
     applicable income taxes of $10,000                   --      (276,000)
                                                  ----------    ----------

Net income (loss)                                 $  (89,000)   $  612,000
                                                  ==========    ==========

Per Share:
Income (loss) from continuing operations:
   Basic                                          $    (0.01)   $     0.14
   Diluted                                        $    (0.01)   $     0.14

Loss from discontinued operations:
   Basic                                                  --    $    (0.04)
   Diluted                                                --    $    (0.04)

Net income (loss):
   Basic                                          $    (0.01)   $     0.10
   Diluted                                        $    (0.01)   $     0.10

Weighted average common shares outstanding:
   Basic                                           6,224,278     6,186,370
   Diluted                                         6,224,278     6,196,486

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Six Months Ended December 26, 1998 and December 27, 1997
                                   (unaudited)



                                                                   1998            1997
                                                                -----------     ----------
Net sales                                                       $12,286,000    $13,468,000
Cost of goods sold                                                7,477,000      6,973,000
                                                                -----------     ----------
                                                                  4,809,000      6,495,000

Engineering and product development expenses                      1,334,000        965,000
Selling, general and administrative expense                       3,577,000      3,554,000
                                                                -----------     ----------
Income (loss) from operations                                      (102,000)     1,976,000

Interest income                                                      48,000          5,000
Interest expense                                                   (194,000)      (314,000)
Other income (expense), net                                        (203,000)        26,000
                                                                -----------     ----------

Income (loss) from continuing operations before income taxes       (451,000)     1,693,000
Income taxes                                                          3,000        130,000
                                                                -----------     ----------

Income (loss) from continuing operations                           (454,000)     1,563,000

Discontinued operations--Note D:
   Loss from discontinued operations, including
     applicable income taxes of $41,000                                  --       (295,000)
   Estimated gain on disposal of Systems Division,
     less applicable income taxes of $1,400,000                   5,187,000             --
                                                                -----------     ----------

Net income                                                      $ 4,733,000     $1,268,000
                                                                ===========     ==========

Per Share:
Income (loss) from continuing operations:
   Basic                                                        $     (0.07)    $     0.25
   Diluted                                                      $     (0.07)    $     0.25

Income (loss) from discontinued operations:
   Basic                                                        $      0.83     $    (0.04)
   Diluted                                                      $      0.83     $    (0.05)

Net income:
   Basic                                                        $      0.76     $     0.21
   Diluted                                                      $      0.76     $     0.20

Weighted average common shares outstanding:
   Basic                                                          6,219,057      6,182,895
   Diluted                                                        6,219,057      6,194,362

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended December 26, 1998 and December 27, 1997
                                   (unaudited)

                                                                   1998            1997
                                                               ------------    ------------

Cash flows from operating activities:
   Net income                                                  $ 4,733,000     $ 1,268,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                              792,000         671,000
        Deferred income taxes (credits)                          1,400,000              --
        Increase in cash surrender value                           (77,000)             --
        Estimated gain on disposal of Systems Division          (6,592,000)             --
        Gain on sale of assets                                     (11,000)             --
        Stock-related compensation                                  31,000         145,000
        Foreign currency transaction (gains) losses               (209,000)        118,000
        Other                                                     (246,000)       (261,000)
   Changes in operating assets and liabilities:
        Accounts receivable, net                                 2,784,000      (3,403,000)
        Inventories                                                869,000       1,265,000
        Prepaid expenses and other current assets                  417,000        (175,000)
        Accounts payable and accrued expenses                   (2,285,000)         54,000
        Customer deposits                                       (1,883,000)     (1,036,000)
                                                               -----------     -----------
Net cash used in operating activities                             (277,000)     (1,354,000)
                                                               -----------     -----------

Cash flow from investing activities:
   Acquisition of property, plant, equipment                      (371,000)     (2,141,000)
   Proceeds from sale of assets                                  1,404,000              --
   Proceeds from the disposal of Systems Division               10,800,000              --
                                                               -----------     -----------
Net cash provided by (used in) investing activities             11,833,000      (2,141,000)
                                                               -----------     -----------

Cash flow from financing activities:
   Proceeds from (repayments of) short term borrowings, net     (9,329,000)      3,757,000
                                                               -----------     -----------
Net cash provided by (used in) financing activities             (9,329,000)      3,757,000
                                                               -----------     -----------
Effect of currency rate changes on cash                            118,000         (15,000)
                                                               -----------     -----------
Net increase in cash and cash equivalents                        2,345,000         247,000
                                                               -----------     -----------
Cash and cash equivalents at beginning of period                 1,516,000         883,000
                                                               -----------     -----------

Cash and cash equivalents at end of period                     $ 3,861,000     $ 1,130,000
                                                               ===========     ===========

Cash paid for interest and income taxes for the three months ended December 26, 1998 and December 27, 1997 is as follows:

                                                                   1998            1997
                                                               ------------    ------------

      Interest                                                 $   381,000     $   537,000
      Income taxes, net                                        $     3,000     $        --



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

B.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at December 26, 1998 and June 27, 1998:

                                             DECEMBER 26, 1998    JUNE 27, 1998
                                             -----------------    -------------
     Raw materials and purchased parts             $ 4,750,000      $ 6,348,000
     Work-in-process                                 2,774,000        2,650,000
     Finished goods                                  2,722,000        4,857,000
                                                   -----------      -----------
                                                   $10,246,000      $13,855,000
                                                   ===========      ===========

C.   SHORT-TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

     On September 23, 1998, in connection with the sale of the Systems Division, the Company used a portion of the cash proceeds to pay off the then outstanding balance under the Company's line of credit with its bank and $1,500,000 that was then outstanding under a 90 day promissory note with its bank. As a result of this sale, the Company and its bank agreed to reduce the maximum available borrowings under the line of credit agreement from $8,500,000 to $2,000,000. The line of credit agreement expired at the end of November 1998. The Company is in the process of renewing the line of credit agreement with its bank.

     There were no borrowings under the line of credit at December 26, 1998.

D.   DISCONTINUED OPERATIONS

     On September 23, 1998, the Company sold certain assets of the Systems Division to General Signal Technology Corporation, an SPX Corporation company ("General Signal"), for $10,800,000 in cash (the "Sale"). Assets sold included approximately $2,818,000 in inventory, and approximately $625,000 in fixed assets and intangible assets in the first quarter of fiscal 1999. After providing for transaction fees and income taxes, the Company recorded an estimated gain on the sale of $5,187,000.

     The Systems Division represented a separate line of business and, accordingly, its net operating results have been reported, net of applicable income taxes, as discontinued operations for all periods through June 29, 1998, the date management decided to dispose of the Systems Division. The Sale, as structured, did not include any Systems Division liabilities, which remain with the Company. The sale did not include the obligation by the Company to complete approximately $18,433,000 ($3,600,000 at December 26, 1998) in Systems Division backlog, which obligation remains with the Company, nor did it include approximately $5,873,000 ($2,747,000 at December 26, 1998) in inventory on hand on the date of the sale, all of which was needed to fulfill existing backlog. The terms of the sale of the Systems Division provide that, generally, any backlog existing on December 31, 1998, will be transferred to General Signal. The remaining backlog at December 26, 1998, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. Delivery of the nine machines was cancelled by the customer in the current quarter. The Company believes that, under the terms of the purchase order, the customer is obligated to pay the Company the costs incurred up to cancellation of the delivery. In connection with these machines, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. During the quarter ended December 26, 1998, the Company has reduced its commitment to its vendors from $2,471,000 to $1,750,000. The Company and the customer are actively negotiating a settlement of the Company's claims under this purchase order. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order, which would require the Company to adjust the estimated gain on disposal of the Systems Division recorded in the first quarter of fiscal 1999.

     The sale of the Systems Business also did not include approximately $6,472,000 in accounts receivable which were outstanding as of the closing of the sale ($4,216,000 remains outstanding at December 26, 1998). The Company believes that it will be able to collect these receivables within established reserves but there can be no assurance that the sale of the Systems Business will not adversely affect their collectibility.

     The operating results of the discontinued business for the three month and six month periods ended December 27, 1997 is summarized as follows (000's omitted):

                                           Three months ended   Six months ended
                                                12/27/97            12/27/97
                                           ------------------   ----------------

Net sales                                       $ 8,153             $ 17,297
                                                =======             ========
Loss from operations before income taxes        $  (266)            $   (254)
Income taxes                                         10                   41
                                                -------             --------
Loss from operations                            $  (276)            $   (295)
                                                =======             ========

The net assets at December 26, 1998 of the discontinued businesses are summarized as follows (000's omitted)

    Current assets                                       $8,872
    Current liabilities                                   1,446
                                                         ------
    Net assets of the discontinued Systems Division      $7,426
                                                         ======

E.   INCOME TAXES

     FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,217,000 had been established at June 27, 1998. As a result of the $5,187,000 gain on sale of the System Division, the valuation allowance was reduced by an additional $1,100,000 during the first quarter of fiscal 1999 ($1,400,000 of the valuation allowance had previously been reduced during fiscal 1998 based on a preliminary estimate of the gain on disposal of the Systems Division). However, based upon a current assessment of the future earnings prospects for the Company through the second quarter of fiscal 2000, management concluded that no further adjustment to the valuation allowance was necessary as of December 26, 1998.

     As of December 26, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $28,000,000, and for foreign income tax purposes of approximately $3,000,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

F.   COMMITMENTS AND CONTINGENCIES

     In connection with the sale, in June 1990, of the Company's former UK subsidiary, AF Technologies, Ltd. (AF), the Company agreed to provide a guarantee of the lease of AF's facility. On June 26, 1992, the Company entered into a new agreement with the landlord of the property, whereby the Company would provide a British Pound Sterling ((pound)) 300,000 guarantee, over the next ten years, for a new tenant under the lease, allowing AF to vacate the premises and relocate to a less expensive location. On July 2, 1992, the Company deposited (pound)300,000 into an escrow account, which currently earns interest at a rate of 2.55%, pursuant to the terms of the guarantee. The Company would be relieved of this obligation before the ten-year expiration date if the new tenant were to attain certain minimum pretax operating results over any period of three consecutive years. The Company originally provided a reserve in the amount of $265,000 against this deposit in recognition of the uncertainty surrounding the ultimate collectibility of the amount.

     In June 1997, the Company was notified by the landlord of the property that the tenant had accumulated approximately $112,000 of arrearages under the lease, and that the landlord intended to draw that amount from the deposit. After consulting with counsel in Great Britain, the Company believed that the ultimate resolution of this issue would be within the reserve established and the Company had therefore made no additional provision. In December 1998, the Company received notification from the landlord that the arrearage was now approximately $300,000 and that the landlord was going to draw that amount from the account. Upon further review, management determined that the full value of the deposit should be reserved and, accordingly, the Company recorded, as other expense in the current quarter, a charge of $227,000.

G.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three months ended         Six months ended
                                               ----------------------   -------------------------
                                               12/26/98     12/27/97      12/26/98      12/27/97
                                               ---------   ----------   -----------   -----------
Numerator:
   Income (loss) from continuing operations    $(89,000)   $ 888,000    $ (454,000)   $1,563,000
   Income (loss) from discontinued operations        --     (276,000)    5,187,000      (295,000)
                                               --------    ---------    ----------    ----------
   Net income (loss)                           $(89,000)   $ 612,000    $4,733,000    $1,268,000
                                               ========    =========    ==========    ==========

Denominator:
       Denominator for basic earnings per
           share - weighted average shares       6,224,278     6,186,370     6,219,057      6,182,895

       Effect of dilutive securities:
           Employee stock options                       --            --            --             --
           Non-vested restricted stock                  --        10,116            --         11,467
                                                ----------    ----------    ----------     ----------
       Dilutive potential common shares                 --        10,116            --         11,467
                                                ----------    ----------    ----------     ----------
       Denominator for diluted earnings per
           share - adjusted weighted average
           shares and assumed conversions        6,224,278     6,196,486     6,219,057      6,194,362
                                                ==========    ==========    ==========     ==========

Per Share:

Income (loss) from continuing operations:
       Basic                                    $    (0.01)   $     0.14    $    (0.07)    $     0.25
       Diluted                                  $    (0.01)   $     0.14    $    (0.07)    $     0.25

Income (loss) from discontinued operations:
       Basic                                            --    $    (0.04)   $     0.83     $    (0.04)
       Diluted                                          --    $    (0.04)   $     0.83     $    (0.05)

Net income (loss):
       Basic                                    $    (0.01)   $     0.10    $     .076     $     0.21
       Diluted                                  $    (0.01)   $     0.10    $     0.76     $     0.20


     At December 26, 1998 and December 27, 1997, options and warrants to purchase 640,755 shares at prices ranging from $3.50 to $13.00 per share and 734,197 shares at prices ranging from $7.63 to $15.25 per share, respectively, of common stock were anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

     The following discussion provides information to assist in the understanding of the Company's results from continuing operations, unless otherwise noted, and financial condition. As more fully described in Note D to the Consolidated Financial Statements, on September 23, 1998, certain of the assets of the Company's systems Division were sold to General Signal for $10,800,000 in cash. This discussion reflects the fact that, in accordance with generally accepted accounting principles, the Company is reporting the results of operations from the Systems Division as discontinued operations and that the Company's Consolidated Financial Statements for fiscal 1999 and prior periods have been revised to reflect this accounting treatment of the Systems Division in those periods. The discussion should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997:

     In the quarter ended December 26, 1998, the Company's continuing operations had a loss of $89,000, or $0.01 per share (both basic and diluted), as compared to income in the same period of fiscal 1998 of $888,000, or $0.14 per share (both basic and diluted). The sale of the Systems Division in the first quarter of fiscal 1999 had no impact on operations in the current quarter as the operating results were within the reserves established in the first quarter. Management believes that the operations through the disposal date will be within the remaining established reserves. Discontinued operations relating to the Systems Division for the second quarter of the prior fiscal year had a loss of $276,000, or $0.04 per share (both basic and diluted). Net loss for the current quarter was $89,000, or $0.01 per share (both basic and diluted) as compared to net income of $612,000, or $0.10 per share (both basic and diluted) in the quarter ended December 27, 1997. The decrease in net income in the second quarter of fiscal 1999 was due primarily to the reduced sales of component parts, which shifted the product mix toward a lower gross margin, and reduced manufacturing efficiencies.

     Net sales from continuing operations for the quarter ended December 26, 1998 totaled $6,561,000 as compared to $7,283,000 in the same period of the prior year. A comparison of the net sales and revenues by major product line is as follows:

                                               1998            1997
                                               ----            ----
     Components                             $3,012,000      $4,166,000
     Fluids                                    666,000         579,000
     Distributed products                    2,883,000       2,538,000
                                            ----------      ----------
       Total net sales and revenues         $6,561,000      $7,283,000
                                            ==========      ==========


     Consolidated gross margins for the second quarter of fiscal 1998 amounted to 39.5% of product sales as compared to 47.6% of product sales in the prior year's second quarter. The decline in gross margin in the second quarter of the current year compared to the same period in the prior year is due principally to the reduced sales of component parts, which shifted the product mix toward a lower gross margin, and resulted in reduced manufacturing efficiencies. Gross margin for fluids increased by nearly 7% over the same period in the prior year while gross margin for distributed products was approximately equal to the same period of the prior year.

     Consolidated order bookings for the three months ended December 26, 1998 totaled $6,067,000 as compared to $7,296,000 in the same period of the prior year. The decrease is due primarily to a decrease in components' bookings which is consistent with the decrease in sales for the current quarter. Bookings for the second quarter for distributed products by Ferrofluidics GmbH (in October 1998, AP&T GmbH changed its name to Ferrofluidics GmbH) remained relatively level at $2,953,000 as compared to $2,872,000 in the second quarter of fiscal 1998.

     Consolidated backlog at December 26, 1998 was $6,935,000 as compared to $8,226,000 at June 27, 1998. The backlog of orders for components products, including fluids, decreased from $4,335,000 at June 27, 1998 to $3,819,000 at December 26, 1998. Backlog for distributed products decreased from $3,891,000 at June 27, 1998 to $3,116,000 at December 26, 1998. The majority of the order backlog at December 26, 1998 is expected to ship in fiscal 1999.

     Engineering and product development expenditures in the three months ended December 26, 1998 totaled $765,000, an increase of $293,000, or 62.1%, compared to $472,000 in the same period last year. As a percentage of revenues, engineering and product development expenses increased from 6.5% in the December 1997 quarter to 11.7% in the December 1998 quarter. The increase in the current quarter is due to new product development of seals and fluids.

     Selling, general and administrative expenses (SG&A) for the three months ended December 26, 1998 totaled $1,747,000, a decrease of 9.7% from the SG&A of $1,934,000 in the same period of the prior year. The decrease is due to cost reductions (head count reduction, reduced spending, etc.) made at the beginning of the current quarter.

     Interest expense of $41,000 for the three months ended December 26, 1998 decreased 75.9% from the $170,000 incurred during the same period in fiscal 1998. The decrease is due principally to the payoff of the Company's revolving line-of-credit balance and the short-term promissory note in the first quarter of fiscal 1999 from the proceeds of the sale of the Systems Division (see Note D to the Consolidated Financial Statements and the discussion below regarding the sale of the System Division).

     As of December 26, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $28,000,000, and for foreign income tax purposes of approximately $3,000,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

SIX MONTHS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997:

     In the six months ended December 26, 1998, the Company's continuing operations had a loss of $459,000, or $0.07 per share (both basic and diluted), as compared to income in the same period of fiscal 1998 of $1,563,000, or $0.25 per share (both basic and diluted). The sale of the Systems Division in the first quarter of fiscal 1999 resulted in an estimated gain of $5,187,000, or $0.83 per share (both basic and diluted). Discontinued operations relating to the Systems Division for the same period of the prior fiscal year had a net loss of $295,000, or $0.04 per share ($0.05 on a diluted basis). Net income for the current period was $4,733,000, or $0.76 per share (both basic and diluted) as compared to $1,268,000, or $0.21 per share ($0.20 on a diluted basis), for the same period in the prior year. The increase in net income in the current period was due to the sale of the Systems Division.

     Net sales for the six months ended December 26, 1998 declined to $12,286,000 as compared to $13,468,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the six months ended December 26, 1998 and December 27, 1997 is as follows:

                                             1998             1997
                                             ----             ----

     Seals                               $ 5,342,000      $ 7,962,000
     Fluids                                1,213,000        1,149,000
     Distributed products                  5,731,000        4,357,000
                                         -----------      -----------
       Total net sales and revenues      $12,286,000      $13,468,000
                                         ===========      ===========


     Consolidated gross margins for the six months ended December 26, 1998 amounted to 39.1% of product sales as compared to 48.2% of product sales in the same period of the prior year. The decline in gross margin in the current year as compared to the same period in the prior year is due principally to the reduced sales of component parts, which shifted the product mix toward a lower gross margin, and resulted in reduced manufacturing efficiencies.

     Consolidated order bookings for the six months ended December 26, 1998 totaled $11,713,000 as compared to $14,424,000 in the same period of the prior year. The decrease is due primarily to a decrease in components' bookings which is consistent with the decrease in sales for the current six month period. Bookings for distributed products by Ferrofluidics GbhH decreased from $5,113,000 in the first half of fiscal 1998 to $4,890,000 in the first half of fiscal 1999.

     Engineering and product development expenditures in the six months ended December 26, 1998 totaled $1,334,000, an increase of $369,000, or 38.2%, compared to $965,000 in the same period last year. As a percentage of revenues, engineering and product development expenses increased from 7.2% in the six month period ended December 1997 to 10.9% for the current period. The increase in the current period is due to new product development of seals and fluids.

     Selling, general and administrative expenses (SG&A) for the six months ended December 26, 1998 totaled $3,577,000, which is comparable to the SG&A of $3,554,000 in the same period of the prior year. In the second quarter of fiscal 1999, the Company implemented cost reductions (head count reduction, reduced spending, etc.) which had a favorable impact in that quarter as compared to the same period in the prior year.

     Interest expense of $194,000 for the six months ended December 26, 1998 decreased 38.2% from the $314,000 incurred during the same period in fiscal 1998. The decrease is due principally to the payoff of the Company's revolving line-of-credit balance and the short-term promissory note in the first quarter of fiscal 1999 from the proceeds of the sale of the Systems Division (see Note D to the Consolidated Financial Statements and the discussion below regarding the sale of the System Division).

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital at December 26, 1998 was $17,205,000 as compared to $8,182,000 at June 27, 1998. Current assets of the Company declined, due primarily to the collection of accounts receivable and a reduction in inventory levels, but total current liabilities declined further, resulting in the increase in working capital. The decrease in current liabilities was $13,264,000 and was due principally to a $9,329,000 decrease in short term borrowings. See discussion below regarding the repayment of debt. Accounts payable also decreased by $1,369,000 due principally to the decrease in sales.

     During the six months ended December 26, 1998, the operations of the business used $277,000 of cash, due principally to the reduction in customer deposits. At December 26, 1998, the Company had outstanding purchase commitments for material of approximately $1,000,000, the majority of which was related to the component parts business.

     Cash flow from investing activities during the six months ended December 26, 1998 consisted almost entirely of proceeds from the sale of the Systems Division. In addition, the Company sold a 300mm crystal growing system that had been included in property, plant and equipment, at approximately book value. Upon signing of the sales agreement for this machine, the Company received $1,385,000 in cash with the balance of $225,000 due upon shipment of the machine, which is expected to occur before the end of March 1999. Financing activities of the Company during the six months ended December 26, 1998 included the complete paydown of all short term debt from the cash proceeds of the sale of the Systems Division (see also Note D to the financial statements). The consolidated results of operations for the six months ended December 26, 1998 includes a non-cash charge of $31,000 for compensation to employees as a result of restricted stock grants made in prior years. In the same period last year, a charge of $145,000 was made for the same purpose.

     The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest keyed to short-term nontaxable rates (at December 26, 1998, 4.25%). Under an arrangement with its bank, and throughout most of the first quarter of fiscal 1998, the Company had available to it a total credit facility of approximately $15,400,000, which included approximately $5,400,000 in the form of a stand-by letter of credit for the Company's VRIRB, which expires in August 1999 and carries a fee of 1% per year, an $8,500,000 revolving line-of-credit for working capital purposes, and $1,500,000 of which was in the form of a 90 day promissory note, which bears interest at the same rate as the revolving line of credit. In addition, the Company has an installment demand note with its bank ($381,000 outstanding at December 26, 1998) that was used to finance the expansion of its in-house machine shop. The entire credit facility is collateralized by substantially all of the assets of the Company.

     On September 23, 1998, the date of the sale of the Systems Division, there was approximately $7,907,000 outstanding against the revolving line-of-credit. This amount, together with the $1,500,000 outstanding on the short-term promissory note, was repaid from the proceeds of the sale of the Systems Division (see Note D to the Consolidated Financial Statements and the discussion below regarding the sale of the Systems Division). At the same time, the Company and the bank agreed to reduce the availability under the revolving line of credit to $2,000,000 to reflect the Company's reduced working capital needs after the sale of the Systems Division. The revolving line-of-credit agreement, which expired in November 1998, is in the process of being renewed at a level which management believes will be in line with the working capital needs of continuing operations. It is expected that the proceeds received from the sale of the Systems Division and other cash flow (including collection of systems receivables and completion of systems backlog) will significantly reduce the Company's need for short-term borrowing arrangements to finance working capital needs in the near future. Management therefore believes that anticipated funds from operations and the borrowing arrangements that are expected to be put into place will be adequate to meet cash requirements for the year ahead. There were no outstanding borrowings under the line-of-credit agreement at December 26, 1998.

     As more fully described in Note D to the Consolidated Financial Statements, certain of the assets of the Company's Systems Division were sold on September 23, 1998 to General Signal for $10,800,000 in cash. A portion of the cash proceeds from this sale has been used to pay off certain outstanding debt as of the closing of the sale of the Systems Division. The sale, as structured, did not include any of the Systems Division accounts receivable or liabilities, which remain with the Company. The sale also did not include the obligation to complete approximately $18,433,000 ($3,600,000 at December 26, 1998) in Systems Division backlog, which obligation remains with the Company, nor did it include approximately $5,873,000 ($2,747,000 at December 26, 1998) in inventory on hand on the date of the sale, all of which was needed to fulfill existing backlog. The terms of the sale of the Systems Division provide that, generally, any backlog existing on December 31, 1998, will be transferred to General Signal. The remaining backlog at December 26, 1998, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. Delivery of the nine machines was cancelled by the customer in the current quarter. The Company believes that, under the terms of the purchase order, the customer is obligated to pay the Company the costs incurred up to cancellation of the delivery. In connection with these machines, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. During the quarter ended December 26, 1998, the Company has reduced its commitment to its vendors from $2,471,000 to $1,750,000. The Company and the customer are actively negotiating a settlement of the Company's claims under this purchase order. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order, which would require the Company to adjust the estimated gain on disposal of the Systems Division recorded in the first quarter of fiscal 1999.

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

     Prior to the sale of the Company's Systems Division, the Division sold products that were controlled by computerized hardware and software. The software involved was purchased off-the-shelf, and was not customized by the Company, and accordingly, some systems contain versions of the software that may not be Year 2000 compliant. The Company is currently undertaking a review of Year 2000 compliance matters as they relate to products previously sold by the Systems Division.

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

     It is the Company's belief that the results of the assessment to date indicate that all of the Company's major business systems software is Year 2000 compliant, or will be Year 2000 compliant by the end of calendar year 1999, and that the Year 2000 issue is not likely to have a material impact on the Company's operations. However, there can be no assurances that the systems or software of third parties on which the Company relies will be timely converted and the Company may be adversely affected by the failure of such a third party to become Year 2000 compliant. The Company has not yet developed a plan to deal with this contingency but expects to have such a plan in place by the end of fiscal 1999.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, changes in revenues in the Company's components, fluids and distributed products businesses, expected working capital needs of continuing operations, a material change in the market conditions within the semiconductor industry and, changes in management's assessments regarding the Company's obligations under outstanding purchase orders, ability to fulfill existing sales order backlog, the recoverability of inventory and the ability to collect accounts receivable relating to the discontinued Systems Division, the adequacy of the reserves established to account for possible losses relating to the closure of the discontinued Systems Division, the resolution of a dispute with a customer over the validity of a purchase order relating to the discontinued Systems Division and failure of the Company's systems or software, or the systems or software of a third party on which the Company relies to be Year 2000 compliant. For additional information concerning these and other important factors, which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

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


PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the "Annual Meeting") on December 17, 1998. The chart below sets forth each of the matters voted upon at the Annual Meeting as well as the number of stockholder votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter:

     1. At the Annual Meeting, the stockholder votes cast on the election of two Class III directors to hold office for a three-year term and until their successors are duly elected and qualified, were as follows:

     Nominee                    For          Withheld
     -------                    ---          --------

     Paul F. Avery, Jr.      4,040,496      1,540,980

     Dean Kamen              4,040,492      1,540,984

     The number of stockholder votes cast in favor of each of the nominees constituted a plurality of all of the votes cast in such election and accordingly, each nominee was elected to serve as a Class III director of the Company until the 2001 annual meeting of stockholders and until their successors are duly elected and qualified.

     2. At the Annual Meeting, the stockholder votes cast on the stockholder proposal to urge the Board of Directors to take the necessary steps to provide that at future elections of directors, new directors be elected annually and not by classes ("Proposal 2") were as follows:

     For             Against       Abstaining     Broker Non-Votes
     ---             -------       ----------     ----------------

     2,239,000       1,099,103     60,062         --

     The number of stockholder votes cast in favor of Proposal 2 constituted at least a majority of the total number of stockholders votes entitled to be cast at the Annual Meeting by all the shares of Common Stock issued, outstanding and entitled to vote at the Annual Meeting and accordingly, Proposal 2 was approved.

     3. At the Annual Meeting, the stockholder votes cast on the stockholder proposal to amend the Bylaws of the Company to provide that (i.) a special meeting of the stockholders shall be called upon written application of one or more stockholders who holds at least five percent (5%) in interest of the capital stock of the Company entitled to vote at the meeting, and (ii.) the Board of Directors must determine the hour, date and place of any special meeting within forty-five (45) days after receiving an application from one or more stockholders holding the requisite interest of the capital stock of the Company ("Proposal 3"), were as follows:

     For             Against       Abstaining     Broker Non-Votes
     ---             -------       ----------     ----------------

     2,068,491       1,234,641     95,035         --

     The stockholder votes cast in favor of Proposal 3 did not constitute the required sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of Common Stock entitled to vote at the Annual Meeting and, accordingly Proposal 3 was rejected.

     4. At the Annual Meeting, the stockholder votes cast on the stockholder proposal to request that the Company and/or its businesses be sold and that the Board of Directors engage an investment banking firm to assist the Board in seeking to obtain a purchaser or purchasers ("Proposal 4"), were as follows:

     For             Against       Abstaining     Broker Non-Votes
     ---             -------       ----------     ----------------

     1,979,497       1,306,742     111,928        --

     The stockholder votes cast in favor of Proposal 4 constituted at least a majority of the total number of votes entitled to be cast at the Annual Meeting by all shares of Common Stock issued, outstanding and entitled to vote at the Annual Meeting and, accordingly Proposal 4 was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                      FERROFLUIDICS CORPORATION
                                      -------------------------
                                      (Registrant)





Date: February 5, 1999                By: /s/  Paul F. Avery, Jr.
      ----------------                    --------------------------------------
                                      Paul F. Avery, Jr.
                                      President, Chief Executive Officer and
                                      Chairman of the Board



                                      By: /s/  William B. Ford
                                          --------------------------------------
                                      William B. Ford
                                      Vice President and Chief Financial Officer