Form 10-Q
period 1999-03-27
FERROFLUIDICS CORP
filed 1999-05-18
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 27, 1999
                                                 --------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the transition period from                    to
                                 --------------------  ----------------------


            Commission file number                   1-12198
                                      ------------------------------------

                            FERROFLUIDICS CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                    02-0275185
   (State or other jurisdiction of                         (I.R.S.Employer
    incorporation or organization                          Identification No.)

          40 Simon Street,
        NASHUA, NEW HAMPSHIRE                                     03061
(Address of principal executive offices)                        (Zip Code)

       (Registrant's telephone number, including area code)  (603) 883-9800
                                                            ---------------

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

                                 (1) Yes  X    No
                                        -----    -----
                                 (2) Yes  X    No
                                        -----    -----


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 30, 1999.


Common stock, $.004 Par value per share                        6,226,675
---------------------------------------                        ---------
(Class)                                                     (No. of Shares)



                                TABLE OF CONTENTS

                                                                               Page Nos.
                                                                               ---------
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  March 27, 1999 and June 27, 1998                                  3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 27, 1999 and March 28, 1998              4

                  Condensed Consolidated Statements of Operations -
                  Nine Months Ended March 27, 1999 and March 28, 1998               5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended March 27, 1999 and March 28, 1998               6

                  Notes to Condensed Consolidated Financial Statements         7 - 14


Item 2.  Management's Discussion and Analysis of Results of Operations

         and Financial Position                                               15 - 21

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                    22

Part II. Other Information                                                         22

Signatures                                                                         23


PART I.  FINANCIAL INFORMATION

ITEM 1.

                            FERROFLUIDICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        March 27, 1999 and June 27, 1998


                                                                         March 27, 1999    June 27, 1998
                                                                          (Unaudited)        (Note A)
                                                                          ------------      ------------
ASSETS

Current Assets:
 Cash and cash equivalents                                                $  6,339,000      $  1,516,000
 Accounts receivable - trade, less allowance for doubtful accounts
  of $211,000 at March 27, 1999 and $329,000 at June 27, 1998                6,134,000        12,083,000
 Inventories                                                                 9,064,000        13,855,000
 Prepaid and other current assets                                              375,000         1,361,000
                                                                          ------------      ------------
Total Current Assets                                                        21,912,000        28,815,000
                                                                          ------------      ------------
Property, plant and equipment, at cost, net
 of accumulated depreciation of $11,477,000 at
 March 27, 1999 and $12,462,000 at June 27, 1998                             6,359,000         8,826,000
Cash value of life insurance                                                 2,037,000         1,921,000
Deferred income taxes, net                                                   1,772,000         3,154,000
Other assets, principally goodwill                                             873,000         1,303,000
                                                                          ------------      ------------
TOTAL ASSETS                                                              $ 32,953,000      $ 44,019,000
                                                                          ------------      ------------
                                                                          ------------      ------------
LIABILITIES
Current Liabilities:
 Bank notes payable                                                       $         --      $  9,710,000
 Accounts payable                                                            1,896,000         3,860,000
 Customer deposits                                                              48,000         2,777,000
 Accrued expenses                                                            3,063,000         4,286,000
                                                                          ------------      ------------
Total Current Liabilities                                                    5,007,000        20,633,000
                                                                          ------------      ------------

Long-term debt obligations                                                   5,000,000         5,000,000
Other liabilities                                                              165,000           185,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized
 100,000 shares, issued and outstanding, none                                       --                --
Common stock, $.004 par value, authorized 12,500,000 shares,
 issued and outstanding 6,226,675 shares (6,218,581 at June 27, 1998)           25,000            25,000
Additional paid-in capital                                                  36,762,000        36,738,000
Retained deficit                                                           (12,671,000)      (17,443,000)
Currency translation adjustments                                            (1,217,000)       (1,119,000)
                                                                          ------------      ------------
                                                                            22,899,000        18,201,000
Treasury stock, at cost (40,700 shares)                                        118,000                --
                                                                          ------------      ------------
Total Stockholders' Equity                                                  22,781,000        18,201,000
                                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 32,953,000      $ 44,019,000
                                                                          ------------      ------------
                                                                          ------------      ------------



See notes to condensed consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 27, 1999 and March 28, 1998
                                   (unaudited)


                                                              1999             1998
                                                              ----             ----
Net sales                                                 $ 5,423,000      $ 7,549,000
Cost of goods sold                                          2,931,000        4,201,000
                                                          -----------      -----------
                                                            2,492,000        3,348,000

Engineering and product development expenses                  505,000          529,000
Selling, general and administrative expense                 1,767,000        2,083,000
                                                          -----------      -----------
Income from operations                                        220,000          736,000

Interest income                                                51,000            6,000
Interest expense                                              (62,000)        (150,000)
Other income (expense), net                                   (58,000)           5,000
                                                          -----------      -----------

Income from continuing operations before income taxes         151,000          597,000
Income taxes                                                  112,000            6,000
                                                          -----------      -----------

Income from continuing operations                              39,000          591,000

Discontinued operations--Note D:
 Loss from discontinued operations, less applicable
  income tax benefit of $1,486,000                                 --       (3,033,000)
                                                          -----------      -----------

Net income (loss)                                         $    39,000      $(2,442,000)
                                                          -----------      -----------
                                                          -----------      -----------

Per Share:
Income from continuing operations:
 Basic                                                    $      0.01      $      0.10
 Diluted                                                  $      0.01      $      0.10

Loss from discontinued operations:
 Basic                                                             --      $     (0.49)
 Diluted                                                           --      $     (0.49)

Net income (loss):
 Basic                                                    $      0.01      $     (0.39)
 Diluted                                                  $      0.01      $     (0.39)

Weighted average common shares outstanding:
 Basic                                                      6,216,126        6,208,941
 Diluted                                                    6,216,126        6,208,941



See notes to condensed consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Nine Months Ended March 27, 1999 and March 28, 1998
                                   (unaudited)


                                                                         1999              1998
                                                                         ----              ----
Net sales                                                            $ 17,709,000      $ 21,016,000
Cost of goods sold                                                     10,408,000        11,174,000
                                                                     ------------      ------------
                                                                        7,301,000         9,842,000

Engineering and product development expenses                            1,839,000         1,494,000
Selling, general and administrative expense                             5,476,000         5,763,000
                                                                     ------------      ------------
Income (loss) from operations                                             (14,000)        2,585,000

Interest income                                                            99,000            11,000
Interest expense                                                         (256,000)         (463,000)
Other income (expense), net                                              (261,000)           31,000
                                                                     ------------      ------------

Income (loss) from continuing operations before income taxes             (432,000)        2,164,000
Income taxes                                                              115,000           135,000
                                                                     ------------      ------------

Income (loss) from continuing operations                                 (547,000)        2,029,000

Discontinued operations--Note D:
 Loss from discontinued operations, less applicable
  income tax benefit of $1,445,000                                             --        (3,204,000)
 Estimated gain on disposal of Systems Division, less applicable
  income taxes of $1,400,000                                            5,319,000                --
                                                                     ------------      ------------

Net income (loss)                                                    $  4,772,000      $ (1,175,000)
                                                                     ------------      ------------
                                                                     ------------      ------------

Per Share:
Income (loss) from continuing operations:
 Basic                                                               $      (0.09)     $       0.33
 Diluted                                                             $      (0.09)     $       0.33

Income (loss) from discontinued operations:
 Basic                                                               $       0.86      $      (0.52)
 Diluted                                                             $       0.86      $      (0.52)

Net income (loss):
 Basic                                                               $       0.77      $      (0.19)
 Diluted                                                             $       0.77      $      (0.19)

Weighted average common shares outstanding:
 Basic                                                                  6,219,001         6,192,696
 Diluted                                                                6,219,001         6,201,030



See notes to condensed consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended March 27, 1999 and March 28, 1998
                                   (unaudited)


                                                                  1999               1998
                                                                  ----               ----
Cash flows from operating activities:
 Net income (loss)                                            $  4,772,000      $ (1,175,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                 1,127,000         1,304,000
   Deferred income taxes (credits)                               1,400,000        (1,486,000)
   Increase in cash surrender value                               (116,000)               --
   Estimated gain on disposal of Systems Division               (6,592,000)               --
   Stock-related compensation                                       31,000           283,000
   Foreign currency transaction (gains) losses                    (194,000)           96,000
   Other                                                          (324,000)         (323,000)
 Changes in operating assets and liabilities:
   Accounts receivable, net                                      5,966,000          (282,000)
   Inventories                                                   1,932,000         2,120,000
   Prepaid expenses and other current assets                       992,000           421,000
   Accounts payable and accrued expenses                        (3,213,000)         (387,000)
   Customer deposits                                            (2,729,000)       (1,324,000)
                                                              ------------      ------------
Net cash provided by (used in) operating activities              3,052,000          (753,000)
                                                              ------------      ------------

Cash flow from investing activities:
 Acquisition of property, plant, equipment                        (600,000)       (2,231,000)
 Proceeds from sale of assets                                    1,431,000                --
 Proceeds from the disposal of Systems Division                 10,800,000                --
 Other                                                                  --            90,000
                                                              ------------      ------------
Net cash provided by (used in) investing activities             11,631,000        (2,141,000)
                                                              ------------      ------------

Cash flow from financing activities:
 Proceeds from (repayments of) short term borrowings, net       (9,710,000)        3,427,000
 Purchase of treasury stock                                       (118,000)               --
                                                              ------------      ------------
Net cash provided by (used in) financing activities             (9,828,000)        3,427,000
                                                              ------------      ------------
Effect of currency rate changes on cash                            (32,000)          (61,000)
                                                              ------------      ------------
Net increase in cash and cash equivalents                        4,823,000           472,000
                                                              ------------      ------------
Cash and cash equivalents at beginning of period                 1,516,000           883,000
                                                              ------------      ------------

Cash and cash equivalents at end of period                    $  6,339,000      $  1,355,000
                                                              ------------      ------------
                                                              ------------      ------------



Cash paid for interest and income taxes for the nine months ended March 27, 1999 and March 28, 1998 is as follows:


                                                                  1999               1998
                                                                  ----               ----
Interest                                                      $    446,000      $    776,000
Income taxes, net                                             $     77,000      $      5,000



See notes to condensed consolidated financial statements.

                            FERROFLUIDICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The balance sheet at June 27, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 27, 1998 ("fiscal 1998").

B.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at March 27, 1999 and June 27, 1998:


                                             March 27, 1999   June 27, 1998
                                             --------------   -------------
         Raw materials and purchased parts     $4,856,000      $ 6,348,000
         Work-in-process                        1,571,000        2,650,000
         Finished goods                         2,637,000        4,857,000
                                               ----------      -----------
                                               $9,064,000      $13,855,000
                                               ----------      -----------
                                               ----------      -----------



C.       SHORT-TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

         On September 23, 1998, in connection with the sale of the Systems Division, the Company used a portion of the cash proceeds to pay off the then outstanding balance under the Company's line of credit with its bank and $1,500,000 that was then outstanding under a 90-day promissory note with its bank. As a result of this sale, the Company and its bank agreed to reduce the maximum available borrowings under the line of credit agreement from $8,500,000 to $2,000,000. The line of credit agreement expired at the end of November 1998. The Company is in the process of renewing the line of credit agreement with its bank. There were no borrowings under the line of credit at March 27, 1999.

         On March 26, 1999, the Company paid off the then outstanding balance of $343,000 on its installment note with its bank.

D.       DISCONTINUED OPERATIONS

         On September 23, 1998, the Company sold certain assets of the Systems Division to General Signal Technology Corporation, an SPX Corporation company ("General Signal"), for $10,800,000 in cash (the "Systems Division Sale"). Assets sold included approximately $2,818,000 in inventory, and approximately $625,000 in fixed assets and intangible assets in the first quarter of fiscal 1999. As discussed below, the Systems Division is currently being operated by the Company only to complete existing backlog. After providing for transaction fees of $333,000 and income taxes of $1,400,000, the Company recorded an estimated gain on the Systems Division Sale of $5,253,000. The gain on the Systems Division Sale is net of an operating loss of $368,000 that was incurred by the Systems Division during the quarter ended September 26, 1998. For the quarter ended December 26, 1998 , the Systems Division's operations generated an operating profit of $66,000 whereas for the quarter ended March 27, 1999, the Systems Division's operations were break-even. The Company also anticipates break-even operations for the Systems Division through the end of the phase-out period.

         The Systems Division represented a separate line of business and, accordingly, its net operating results have been reported, after applicable income taxes, as discontinued operations for all periods through June 29, 1998, the date management decided to dispose of the Systems Division. The Systems Division Sale, as structured, did not include any Systems Division liabilities, which remain with the Company. The Systems Division Sale did not include the obligation by the Company to complete approximately $18,433,000 ($1,770,000 at March 27, 1999) in Systems Division backlog, which obligation remains with the Company, nor did it include approximately $5,873,000 ($1,426,000 at March 27, 1999) in inventory on hand on the date of the Systems Division Sale, all of which was needed to fulfill existing backlog. The terms of the Systems Division Sale provided that, generally, any backlog existing on December 31, 1998 would be transferred to General Signal. The remaining backlog at March 27, 1999, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. The customer canceled delivery of the nine machines during the quarter ended December 26, 1998. The Company believes that, under the terms of the purchase order, the customer is obligated to pay the Company the costs incurred up to cancellation of the delivery. In connection with these machines and other orders, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. As of March 27, 1999, the Company had settled almost all of its commitments with its vendors at a cost of approximately $1,765,000. The Company and the customer are actively negotiating a settlement of the Company's claims under this purchase order. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order, which would require the Company to adjust the estimated gain on disposal of the Systems Division recorded in the first quarter of fiscal 1999.

         The Systems Division Sale also did not include approximately $6,472,000 in accounts receivable which were outstanding as of the closing of the Systems Division Sale ($1,398,000 remains outstanding at March 27, 1999). The Company believes that it will be able to collect these receivables with no material adverse financial impact but there can be no assurance that the Systems Division Sale will not adversely affect their collectibility.

         The operating results of the discontinued Systems Division for the three month and nine month periods ended March 28, 1998 is summarized as follows (000's omitted):


                                                    Three months ended    Nine months ended
                                                         3/28/98               3/28/98
                                                    ------------------    -----------------
         Net sales                                       $ 4,196               $21,493
                                                         --------              -------
                                                         --------              -------

         Loss from operations before income taxes        $(4,519)              $(4,649)
         Income tax benefit                                1,486                 1,445
                                                         --------              -------
         Loss from operations                            $(3,033)              $(3,204)
                                                         --------              -------
                                                         --------              -------


         The net assets at March 27, 1999 of the discontinued business are summarized as follows (000's omitted)

         Current assets                                        $4,856
         Current liabilities                                      327
                                                               ------
         Net assets of the discontinued Systems Division       $4,529
                                                               ------
                                                               ------


E.       INCOME TAXES

         FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $12,217,000 was established at June 27, 1998. As a result of the $5,187,000 gain on the System Division Sale, the valuation allowance was reduced by an additional $1,100,000 during the first quarter of fiscal 1999 ($1,400,000 of the valuation allowance had previously been reduced during fiscal 1998 based on a preliminary estimate of the gain on disposal of the Systems Division). However, based upon a current assessment of the future earnings prospects for the Company through the third quarter of fiscal 2000, management concluded that no further adjustment to the valuation allowance was necessary as of March 27, 1999.

         As of March 27, 1999, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $28,000,000, and for foreign income tax purposes of approximately $2,900,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

F.       COMMITMENTS AND CONTINGENCIES

         In connection with the sale of the Company's former UK subsidiary, AF Technologies, Ltd. (AF), in June 1990, the Company agreed to provide a guarantee of the lease of AF's' facility. On June 26, 1992, the Company entered into a new agreement with the landlord of the property, whereby the Company would provide a British Pound Sterling (pound) 300,000 guarantee, over the next ten years, for a new tenant under the lease, allowing AF to vacate the premises and relocate to a less expensive location. On July 2, 1992, the Company deposited (pound)300,000 into an escrow account, which currently earns interest at a rate of 2.55%, pursuant to the terms of the guarantee. The Company would be relieved of this obligation before the ten-year expiration date if the new tenant were to attain certain minimum pre-tax operating results over any period of three consecutive years. The Company originally provided a reserve in the amount of $265,000 against this deposit in recognition of the uncertainty surrounding the ultimate collectibility of the amount.

         In June 1997, the Company was notified by the landlord of the property that the tenant had accumulated approximately $112,000 of arrearages under the lease, and that the landlord intended to draw that amount from the deposit. After consulting with counsel in Great Britain, the Company believed that the ultimate resolution of this issue would be within the reserve established and the Company had therefore made no additional provision. In December 1998, the Company received notification from the landlord that the arrearage was now approximately $300,000 and that the landlord was going to draw that amount from the account. Upon further review, management determined, in the quarter ended December 26, 1998, that the full value of the deposit should be reserved and, accordingly, the Company recorded, as "Other Expense" in the second quarter, a charge of $227,000.

G.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of fiscal 1999. Statement 130 established new rules for reporting and disclosure of comprehensive income and its components. Such disclosure, however, has no impact on the Company's results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a reporting period which is a result of certain transactions and other events and circumstances, but not including transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company is from foreign currency translation adjustments.

The components of comprehensive income (loss) for the three and nine month periods ended March 27, 1999 and March 28, 1998 are as follows:


                                                 Three Months Ended                Nine Months Ended
                                                 ------------------                -----------------
                                               3/27/99        3/28/98          3/27/99          3/28/98
                                             ----------     -----------       ----------      -----------
Net income (loss)                            $  39,000      $(2,442,000)      $4,772,000      $(1,175,000)
Foreign currency translation adjustments      (365,000)         (92,000)         (98,000)        (192,000)
                                             ----------     ------------      ----------      -----------
Comprehensive income (loss)                  $(326,000)     $(2,534,000)      $4,674,000      $(1,367,000)
                                             ----------     ------------      ----------      -----------
                                             ----------     ------------      ----------      -----------

The components of comprehensive income (loss) for the three and six month periods ended December 26, 1998 and December 27, 1997 are as follows:


                                                  Three Months Ended              Six Months Ended
                                                  ------------------              ----------------
                                               12/26/98       12/27/97        12/26/98       12/27/97
                                               ----------     ---------      -----------    -----------
Net income (loss)                              $ (89,000)     $612,000       $4,733,000     $1,268,000
Foreign currency translation adjustments         (26,000)      (20,000)         267,000       (100,000)
                                               ----------     ---------      -----------    -----------
Comprehensive income (loss)                    $(115,000)     $592,000       $5,000,000     $1,168,000
                                               ----------     ---------      -----------    -----------
                                               ----------     ---------      -----------    -----------


The components of comprehensive income for the three-month periods ended September 26, 1998 and September 27, 1997 are as follows:


                                               9/26/98      9/27/97
                                             ----------     --------
Net income                                   $4,822,000     $656,000
Foreign currency translation adjustments        293,000      (80,000)
                                             ----------     --------
Comprehensive income                         $5,115,000     $576,000
                                             ----------     --------
                                             ----------     --------


H.       STOCK REPURCHASE PROGRAM

         On February 23, 1999, the Company's Board of Directors authorized a stock repurchase program whereby up to 1,000,000 shares of its common stock may be purchased in the open market, as market and business conditions warrant, over the next year. During the quarter ended March 27, 1999, the Company repurchased a total of 40,700 shares of common stock for $118,000 and is holding such shares as treasury stock.

I.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                  Three Months Ended             Nine Months Ended
                                                  ------------------             -----------------
                                                3/27/99       3/28/98         3/27/99         3/28/98
                                                -------       -------         -------         -------
Numerator:
 Income (loss) from continuing operations       $39,000     $   591,000      $ (547,000)     $ 2,029,000
 Income (loss) from discontinued operations          --      (3,033,000)      5,319,000       (3,204,000)
                                                -------     ------------     -----------     ------------
 Net income (loss)                              $39,000     $(2,442,000)     $4,772,000      $(1,175,000)
                                                -------     ------------     -----------     ------------
                                                -------     ------------     -----------     ------------


Denominator for basic earnings per
 share - weighted average shares                 6,216,126       6,208,941     6,219,001        6,192,696

 Effect of dilutive securities:
  Employee stock options                                --              --            --               --
  Non-vested restricted stock                           --              --            --            8,334
                                                -----------     -----------   -----------      -----------
  Dilutive potential common shares                      --              --            --            8,334
                                                -----------     -----------   -----------      -----------
  Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                6,216,126       6,208,941     6,219,001        6,201,030
                                                -----------     -----------   -----------      -----------
                                                -----------     -----------   -----------      -----------

Per Share:

Income (loss) from continuing operations:
 Basic                                          $     0.01      $     0.10    $    (0.09)      $    0.33
 Diluted                                        $     0.01      $     0.10    $    (0.09)      $    0.33

Income (loss) from discontinued operations:
 Basic                                                  --       $  (0.49)    $     0.86       $   (0.52)
 Diluted                                                --       $  (0.49)    $     0.86       $   (0.52)

Net income (loss):
 Basic                                          $     0.01  $       (0.39)    $     .077       $   (0.19)
 Diluted                                        $     0.01  $       (0.39)    $     0.77       $   (0.19)


         At March 27, 1999 and March 28, 1998, options and warrants to purchase 634,505 shares of the Company's common stock at exercise prices ranging from $3.50 to $13.00 per share and 651,697 shares of the Company's common stock at exercise prices ranging from $7.63 to $15.25 per share, respectively, were anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

J.       RECLASSIFICATION

Certain corporate salary expenses previously reported in discontinued operations have been reallocated to continuing operations as a result of a re-interpretation of the applicable accounting rules. In the first quarter of fiscal 1999, when the estimated gain on disposal was calculated, the Company expected the operations during the phase-out to be break-even including the expenses that are now being reallocated. As a result, previously reported statements of operations have been reclassified to reflect this change in allocation. The impact was approximately $66,000 in the first and second quarters of fiscal 1999. The impact of the reclassification on the quarters that were affected is as follows:


                                                                        Nine Months Ended March 27, 1999
                                                                -----------------------------------------------
                                                                          Before                          After
                                                                Reclassification   Reclass     Reclassification
                                                                ----------------   -------     ----------------
Loss from continuing operations                                  $ (415,000)      $(132,000)      $ (547,000)

Estimated gain on disposal of Systems Division, net of taxes      5,187,000         132,000        5,319,000
                                                                 -----------      ----------      -----------

Net income                                                       $4,772,000        $     --       $4,772,000
                                                                 -----------      ----------      -----------
                                                                 -----------      ----------      -----------

Per Share:
Loss from continuing operations:
  Basic                                                          $    (0.08)                      $    (0.09)
  Diluted                                                        $    (0.08)                      $    (0.09)
Income from discontinued operations:
  Basic                                                          $     0.85                       $     0.86
  Diluted                                                        $     0.85                       $     0.86
Net loss:
  Basic                                                          $     0.77                       $     0.77
  Diluted                                                        $     0.77                       $     0.77




                                                                      Three Months Ended December 26, 1998
                                                                -----------------------------------------------
                                                                          Before                          After
                                                                Reclassification     Reclass   Reclassification
                                                                ----------------     -------   ----------------

Loss from continuing operations                                  $(89,000)          $(66,000)     $(155,000)

Estimated gain on disposal of Systems Division, net of taxes           --             66,000         66,000
                                                                 ---------          --------      ---------
Net loss                                                         $(89,000)          $     --      $ (89,000)
                                                                 ---------          --------      ---------
                                                                 ---------          --------      ---------

Per Share:
Loss from continuing operations:
  Basic                                                          $  (0.01)                        $   (0.02)
  Diluted                                                        $  (0.01)                        $   (0.02)
Income from discontinued operations:
  Basic                                                                --                         $    0.01
  Diluted                                                              --                         $    0.01
Net loss:
  Basic                                                          $  (0.01)                        $   (0.01)
  Diluted                                                        $  (0.01)                        $   (0.01)



                                                                        Three Months Ended September 26, 1998
                                                                --------------------------------------------------
                                                                          Before                             After
                                                                Reclassification      Reclass     Reclassification
                                                                ----------------      -------     ----------------
Loss from continuing operations                                   $ (365,000)        $(66,000)      $ (431,000)

Estimated gain on disposal of Systems Division, net of taxes       5,187,000           66,000        5,253,000
                                                                  -----------        ---------      ----------

Net income                                                        $4,822,000         $     --       $4,822,000
                                                                  -----------        ---------      ----------
                                                                  -----------        ---------      ----------

Per Share:
Loss from continuing operations:
  Basic                                                           $    (0.06)                       $   (0.07)
  Diluted                                                         $    (0.06)                       $   (0.07)
Income from discontinued operations:
  Basic                                                           $     0.84                        $    0.85
  Diluted                                                         $     0.84                        $    0.85


Net income:
  Basic                                                           $     0.78                        $    0.78
  Diluted                                                         $     0.78                        $    0.78



                                                                          Nine Months Ended March 28, 1998
                                                                --------------------------------------------------
                                                                          Before                             After
                                                                Reclassification     Reclass      Reclassification
                                                                ----------------     -------      ----------------
Income from continuing operations                                  $ 2,216,000      $(187,000)       $ 2,029,000

Estimated gain on disposal of Systems Division, net of taxes        (3,391,000)       187,000         (3,204,000)
                                                                   ------------     ----------       ------------

Net income                                                         $(1,175,000)     $      --        $(1,175,000)
                                                                   ------------     ----------       ------------
                                                                   ------------     ----------       ------------

Per Share:
Loss from continuing operations:
  Basic                                                            $      0.36                       $      0.33
  Diluted                                                          $      0.36                       $      0.33
Income from discontinued operations:
  Basic                                                            $     (0.55)                      $     (0.52)
  Diluted                                                          $     (0.55)                      $     (0.52)
Net loss:
  Basic                                                            $     (0.19)                      $     (0.19)
  Diluted                                                          $     (0.19)                      $     (0.19)



                                                             Three Months Ended March 28, 1998
                                                   ---------------------------------------------------
                                                             Before                              After
                                                   Reclassification     Reclass       Reclassification
                                                   ----------------     -------       ----------------
Income from continuing operations                    $   654,000       $(63,000)         $   591,000

Loss from discontinued operations, net of taxes       (3,096,000)        63,000           (3,033,000)
                                                    -------------      ----------        ------------

Net loss                                             $(2,442,000)      $     --          $(2,442,000)
                                                    -------------      ----------        ------------
                                                    -------------      ----------        ------------

Per Share:
Income from continuing operations:
  Basic                                              $      0.11                         $      0.10
  Diluted                                            $      0.11                         $      0.10
Loss from discontinued operations:
  Basic                                              $     (0.50)                        $     (0.49)
  Diluted                                            $     (0.50)                        $     (0.49)
Net loss:
  Basic                                              $     (0.39)                        $     (0.39)
  Diluted                                            $     (0.39)                        $     (0.39)



                                                          Three Months Ended December 27, 1997
                                                   --------------------------------------------------
                                                             Before                             After
                                                   Reclassification     Reclass      Reclassification
                                                   ----------------     -------      ----------------
Income from continuing operations                    $ 888,000         $(62,000)        $ 826,000

Loss from discontinued operations, net of taxes       (276,000)          62,000          (214,000)
                                                     ----------        ---------        ----------

Net income                                           $ 612,000         $     --         $ 612,000
                                                     ----------        ---------        ----------
                                                     ----------        ---------        ----------

Per Share:
Income from continuing operations:
  Basic                                              $    0.14                          $   0.13
  Diluted                                            $    0.14                          $   0.13
Loss from discontinued operations:
  Basic                                              $   (0.04)                         $  (0.03)
  Diluted                                            $   (0.04)                         $  (0.03)
Net income:
  Basic                                              $    0.10                          $   0.10
  Diluted                                            $    0.10                          $   0.10




                                                            Three Months Ended September 27, 1997
                                                     --------------------------------------------------
                                                               Before                             After
                                                     Reclassification      Reclass     Reclassification
                                                     ----------------      -------     ----------------
Income from continuing operations                       $317,000          $(62,000)        $255,000

Income from discontinued operations, net of taxes        339,000            62,000          401,000
                                                        ---------         ---------        --------

Net income                                              $656,000          $     --         $656,000
                                                        ---------         ---------        --------
                                                        ---------         ---------        --------

Per Share:
Income from continuing operations:
  Basic                                                 $   0.05                           $   0.04
  Diluted                                               $   0.05                           $   0.04
Income from discontinued operations:
  Basic                                                 $   0.06                           $   0.07
  Diluted                                               $   0.06                           $   0.07
Net income:
  Basic                                                 $   0.11                           $   0.11
  Diluted                                               $   0.11                           $   0.11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

         The following discussion provides information to assist in the understanding of the Company's results from continuing operations, unless otherwise noted, and financial condition. As more fully described in Note D to the Condensed Consolidated Financial Statements, on September 23, 1998, certain of the assets of the Company's Systems Division were sold to General Signal for $10,800,000 in cash. This discussion reflects the fact that, in accordance with generally accepted accounting principles, the Company is reporting the results of operations from the Systems Division as discontinued operations and that the Company's Condensed Consolidated Financial Statements for fiscal 1999 and prior periods have been revised to reflect this accounting treatment of the Systems Division in those periods. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1999 AND MARCH 28, 1998:

         In the quarter ended March 27, 1999, the Company's continuing operations generated income of $39,000, or $0.01 per share (both basic and diluted), as compared to income in the same period of fiscal 1998 of $591,000, or $0.10 per share (both basic and diluted). The decrease in income from continuing operations in the third quarter of fiscal 1999 was due primarily to the decrease in sales of component parts of $1,412,000 from the same period of the prior year (see discussion below regarding net sales). Operations of the Systems Division in the current quarter were at break-even, and management continues to believe that the operations through final phase-out, which is expected to be completed by the end of the fiscal year, will be break-even. Discontinued operations relating to the Systems Division for the third quarter of the prior fiscal year had a loss of $3,033,000 or $0.49 per share (both basic and diluted). (See Note J to the Condensed Consolidated Financial Statements regarding the reclassification of certain expenses from discontinued operations to continuing operations.) Net income for the current quarter was $39,000, or $0.01 per share (both basic and diluted) as compared to a net loss of $2,442,000, or $0.39 per share (both basic and diluted) in the quarter ended March 28, 1998. The improvement in net income in the current quarter is due primarily to the Systems Division operating at break-even versus generating a loss of $3,033,000 for the same period of fiscal 1998.

         Net sales from continuing operations for the quarter ended March 27, 1999 totaled $5,423,000 as compared to $7,549,000 in the same period of the prior year. A comparison of the net sales and revenues by major product line is as follows:


                                       1999           1998
                                       ----           ----
Components                         $2,867,000     $4,279,000
Fluids                                467,000        545,000
Distributed products                2,089,000      2,725,000
                                   ----------     ----------
  Total net sales and revenues     $5,423,000     $7,549,000
                                   ----------     ----------
                                   ----------     ----------


         Sales of component parts for the three months ended March 27, 1999 decreased by $1,412,000, or 33%, from the same period in the prior year. The decrease is due to primarily to the continued slow recovery of the semi-conductor industry from which the Company generates approximately 60% of its component sales. The decrease in fluid sales of approximately $78,000, or 14.3%, from the prior year is due to customer mix and in particular, a shift in geographic mix to regions where pricing for audio fluid products is more competitive. The decrease in distributed products sales by Ferrofluidics GmbH, a subsidiary of the Company, of approximately $636,000, or 23.3%,in the current quarter is due primarily to a change in a distribution agreement with a supplier in fiscal 1999 which resulted in a decrease in sales of approximately $250,000 for that particular line of products (see "Distribution Agreements" below). In addition, sales of another product line, which is the largest line of the Company's distributed products, decreased by approximately $110,000 from the prior year.

         Consolidated gross margins for the third quarter of fiscal 1999 amounted to 46.0% of product sales as compared to 44.4% of product sales in the prior year's third quarter. The improvement in gross margin in the third quarter of the current year compared to the same period in the prior year was across all product lines. Gross margin for component parts, fluids and distributed products increased by 9.7%, 14.7% and 8.7%, respectively, over the same period in the prior year. The increase in gross margin in the current quarter was due to a shift in product mix toward products with higher gross margins. However, the Company still continues to be adversely impacted by reduced manufacturing efficiencies resulting from lower product volume due to the lower sales.

         Consolidated order bookings for the three months ended March 27, 1999 totaled $6,408,000 as compared to $7,134,000 in the same period of the prior year. The decrease is due primarily to a decrease in components' bookings which is consistent with the decrease in sales of components parts for the current quarter. Bookings for the third quarter for distributed products by Ferrofluidics GmbH decreased by 9.6% to $2,851,000 as compared to $3,154,000 in the same quarter of fiscal 1998.

         Consolidated backlog at March 27, 1999 was $7,114,000 as compared to $8,226,000 at June 27, 1998. The backlog of orders for components and fluids decreased from $4,335,000 at June 27, 1998 to $3,514,000 at March 27, 1999.
Backlog for distributed products decreased from $3,891,000 at June 27, 1998 to $3,600,000 at March 27, 1999. Approximately half of the order backlog at March 27, 1999 is expected to ship in fiscal 1999.

         Engineering and product development expenditures in the three months ended March 27, 1999 totaled $505,000, a decrease of $24,000, or 4.5%, compared to $529,000 in the same period last year. The decrease in the current quarter is due to research and development resources being used in a one-time test market effort for a fluids product with certain of the associated expenses being charged to selling expense. As a percentage of revenues, engineering and product development expenses increased from 7.0% in the March 1998 quarter to 9.3% in the March 1999 quarter. The increase in the current quarter, as a percent of sales, is due to the $2,126,000 decrease in sales from the third quarter of the prior year without an equivalent decrease in expenditures.

         Selling, general and administrative expenses (SG&A) for the three months ended March 27, 1999 totaled $1,767,000, a decrease of 15.2% from the SG&A of $2,083,000 in the same period of the prior year. The decrease is due to cost reductions (head count reduction, reduced spending, and management salary reductions) made at the beginning of the second quarter of fiscal 1999.

         Interest expense of $62,000 for the three months ended March 27, 1999 decreased 58.7% from the $150,000 incurred during the same period in fiscal 1998. The decrease is due principally to the payoff of the Company's revolving line-of-credit balance and the short-term promissory note in the first quarter of fiscal 1999 with the proceeds of the Systems Division Sale (see Note D to the Condensed Consolidated Financial Statements and the discussion below regarding the System Division Sale).

         As of December 26, 1998, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $28,000,000, and for foreign income tax purposes of approximately $2,900,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital. The tax provision for the three months ended
March 27, 1999 relates to foreign income taxes on the earnings of Ferrofluidics GmbH.

NINE MONTHS ENDED MARCH 27, 1999 AND MARCH 28, 1998:

         In the nine months ended March 27, 1999, the Company's continuing operations had a loss of $547,000, or $0.09 per share (both basic and diluted), as compared to income in the same period of fiscal 1998 of $2,029,000, or $0.33 per share (both basic and diluted). The decrease in income from continuing operations for the nine months ended March 27, 1999 was due primarily to the $3,300,000 decrease in sales and the 12% decrease in gross margin from the same period of the prior year. The Systems Division Sale, which occurred in the first quarter of fiscal 1999, resulted in an estimated aggregate gain of $5,319,000, or $0.86 per share (both basic and diluted). Discontinued operations relating to the Systems Division for the same period of the prior fiscal year had a net loss of $3,204,000 or $0.52 per share (both basic and diluted). (See Note J to the Condensed Consolidated Financial Statements regarding the reclassification of certain expenses from discontinued operations to continuing operations.) Net income for the current period was $4,772,000, or $0.77 per share (both basic and diluted) as compared to a net loss of $1,175,000, or $0.19 per share (both basic and diluted), for the same period in the prior year. The increase in net income in the current period was due to Systems Division Sale.

         Net sales for the nine months ended March 27, 1999 declined to $17,709,000 as compared to $21,016,000 in the same period of the prior year. A product line comparison of the net sales and revenues, for the nine months ended March 27, 1999 and March 28, 1998 is as follows:


                                      1999            1997
                                      ----            ----
Components                        $ 8,140,000     $12,259,000
Fluids                              1,620,000       1,676,000
Distributed products                7,949,000       7,081,000
                                  -----------     -----------
 Total net sales and revenues     $17,709,000     $21,016,000
                                  -----------     -----------
                                  -----------     -----------


         Sales of components parts for the nine months ended March 27, 1999 decreased by $4,119,000 or 33.6% from the same period in the prior year. The decrease is due primarily to the continued slow recovery of the semi-conductor industry from which the Company generates approximately 60% of its component sales. Sales of fluids remained relatively level with the same period in the prior year while sales of distributed products increased $868,000 or 12.3% from the same period in the prior year. The increase in distributed products was due to strong sales of the principal product line, which increased by $1,200,000 from the same period in the prior year. The increase in sales in this product line occurred primarily in the first and second quarters, with sales decreasing in the third quarter of fiscal 1999 from the third quarter of fiscal 1998.

         Consolidated gross margins for the nine months ended March 27, 1999 amounted to 41.2% of product sales as compared to 46.8% of product sales in the same period of the prior year. The decline in gross margin in the current year as compared to the same period in the prior year is due principally to the reduced sales of components parts, which also shifted the product mix toward a lower gross margin, and resulted in reduced manufacturing efficiencies.

         Consolidated order bookings for the nine months ended March 27, 1999 totaled $18,086,000 as compared to $21,558,000 in the same period of the prior year. The decrease is due primarily to a decrease in components' bookings which is consistent with the decrease in sales of component parts for the current nine month period. Bookings for distributed products by Ferrofluidics GmbH decreased from $8,435,000 at March 28, 1998 to $7,713,000 for the current period.

         Engineering and product development expenditures in the nine months ended March 27, 1999 totaled $1,839,000, an increase of $345,000, or 23%, compared to $1,494,000 in the same period last year. As a percentage of revenues, engineering and product development expenses increased from 7.1% in the nine-month period ended March 1998 to 10.4% for the current period. The increase in the current period is due to increased labor costs as more personnel have been added to the newly created Product Development group. Specifically, additional costs are being incurred in connection with the Company's development of its material separation applications and its transformer applications (the latter in partnership with ABB Power T & D Company, Inc., a major transformer manufacturer). The Company remains committed to a significant level of new product development in order to continue to maintain its leadership in the core ferrofluid technology.

         Selling, general and administrative expenses (SG&A) for the nine months ended March 27, 1999 totaled $5,476,000, which is $287,000 or 5.0% less than the SG&A of $5,763,000 in the same period of the prior year. In the second quarter of fiscal 1999, the Company implemented cost reductions (head count reduction, reduced spending, and management salary reductions) which had a favorable impact in the second and third quarters of fiscal 1999 as compared to the same periods in the prior year.

         Interest expense of $256,000 for the nine months ended March 27, 1999 decreased 44.7% from the $463,000 incurred during the same period in fiscal 1998. The decrease is due principally to the payoff of the Company's revolving line-of-credit balance and the short-term promissory note in the first quarter of fiscal 1999 with the proceeds of the Systems Division Sale (see Note D to the Condensed Consolidated Financial Statements and the discussion below regarding the System Division Sale).

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital at March 27, 1999 was $16,905,000 as compared to $8,182,000 at June 27, 1998. Current assets of the Company declined during the nine months ended March 27, 1999, due primarily to the collection of accounts receivable and a reduction in inventory levels, but total current liabilities declined further, resulting in the increase in working capital. Current liabilities decreased $15,626,000 during the nine month period ended March 27, 1999 due principally to a $9,710,000 decrease in short term borrowings. See discussion below regarding the repayment of debt. Accounts payable also decreased by $1,964,000 due principally to the decrease in inventory.

         During the nine months ended March 27, 1999, the operations of the Company's business provided $3,052,000 of cash, due principally to the collection of accounts receivable and the reduction in inventories. At March 27, 1999, the Company had outstanding purchase commitments for material of approximately $666,000, almost all of which was related to the component parts business.

         Cash flow from investing activities during the nine months ended March 27, 1999 consisted primarily of proceeds from the Systems Division Sale. In addition, during such period, the Company sold a 300mm crystal growing system that had been included in property, plant and equipment, at approximately book value. Upon signing of the sales agreement for this machine, the Company received $1,385,000 in cash with the balance of $225,000 due upon shipment of the machine. The machine shipped at the end of April 1999 and the $225,000 was collected in full. Financing activities of the Company during the nine months ended March 27, 1999 included the complete paydown of all short term debt from the cash proceeds of the Systems Division Sale (see also Note D to the Condensed Consolidated Financial Statements and the discussion below regarding the Systems Division Sale). In addition, in the quarter ended March 27, 1999, the Company initiated a stock buyback program whereby up to 1,000,000 shares of the Company's common stock may be purchased in the open market over a twelve month period. As of March 27, 1999, the Company had repurchased a total of 40,700 shares of common stock for $118,000 and is holding such shares as treasury stock. The consolidated results of operations for the nine months ended March 27, 1999 includes a non-cash charge of $31,000 for compensation to employees as a result of restricted stock grants made in prior years. In the same period last year, a charge of $283,000 was made for the same purpose.

         The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest keyed to short-term nontaxable rates (at March 27, 1999, 3.85%). Under an arrangement with its bank, and throughout most of the first quarter of fiscal 1999, the Company had available to it a total credit facility of approximately $15,400,000, which included approximately $5,400,000 in the form of a stand-by letter of credit for the Company's VRIRB, which expires in September 1999 and carries a fee of 1% per year, an $8,500,000 revolving line-of-credit for working capital purposes, and $1,500,000 of which was in the form of a 90 day promissory note, which bears interest at the same rate as the revolving line of credit. In addition, the Company had an installment demand note with its bank that was used to finance the expansion of its in-house machine shop. The installment note balance of $343,000 was paid off on March 26, 1999. The entire credit facility is collateralized by substantially all of the assets of the Company.

         On September 23, 1998, the date of the Systems Division Sale, there was approximately $7,907,000 outstanding against the revolving line-of-credit. This amount, together with the $1,500,000 outstanding on the short-term promissory note, was repaid from the proceeds of the Systems Division Sale (see Note D to the Condensed Consolidated Financial Statements and the discussion below regarding the Systems Division Sale). At the same time, the Company and the bank agreed to reduce the availability under the revolving line of credit to $2,000,000 to reflect the Company's reduced working capital needs after the Systems Division Sale. The revolving line-of-credit agreement, which expired in November 1998, is in the process of being renewed at a level which management believes will be in line with the working capital needs of continuing operations. It is expected that the proceeds received from the Systems Division Sale and other cash flow (including collection of accounts receivable of the Systems Division and completion of backlog of the Systems Division) will significantly reduce the Company's need for short-term borrowing arrangements to finance working capital needs in the near future. Management therefore believes that anticipated funds from operations and the borrowing arrangements that are expected to be put into place will be adequate to meet cash requirements for the year ahead. There were no outstanding borrowings under the line-of-credit agreement at March 27, 1999.

         As more fully described in Note D to the Condensed Consolidated Financial Statements, certain of the assets of the Company's Systems Division were sold on September 23, 1998 to General Signal for $10,800,000 in cash. A portion of the cash proceeds from this sale has been used to pay off certain outstanding debt as of the closing of the Systems Division Sale. The Systems Division Sale, as structured, did not include any of the Systems Division accounts receivable or liabilities, which remained with the Company. The Systems Division Sale also did not include the obligation to complete approximately $18,433,000 ($1,770,000 at March 27, 1999) in Systems Division backlog, which obligation remains with the Company, nor did it include approximately $5,873,000 ($1,426,000 at March 27, 1999) in inventory on hand on the date of the Systems Division Sale, all of which was needed to fulfill existing backlog. The terms of the Systems Division Sale provide that, generally, any backlog existing on December 31, 1998, will be transferred to General Signal. The remaining backlog at March 27, 1999, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. The customer canceled delivery of the nine machines during the quarter ended December 26, 1998. The Company believes that, under the terms of the purchase order, the customer is obligated to pay the Company the costs incurred up to cancellation of the delivery. In connection with these machines and other orders, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. As of March 27, 1999, the Company had settled almost all of its commitment with its vendors at a cost of approximately $1,765,000. The Company and the customer are actively negotiating a settlement of the Company's claims under this purchase order. If the Company is unable to recover these cancellation charges from the customer, the Company may be required to take a material write-down of the inventory relating to the purchase order, which would require the Company to adjust the estimated gain on disposal of the Systems Division recorded in the first quarter of fiscal 1999.

YEAR 2000 READINESS DISCLOSURES

         The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year.

         The Company's products in the Components and Fluids Businesses are mechanical devices or fluids and do not contain any electronic components. The Company's products in its Distributed Products Business include an electron beam gun for use in vacuum deposition processes which is electronically controlled, but includes no date-sensitive devices. Consequently, the Company has no need to make any changes to its products in anticipation of the Year 2000.

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

         With respect to its internal systems, the Company has undertaken an assessment of its vulnerability to the Year 2000 issue. The Company does not rely on electronic interaction with customers or vendors, and has in recent years relied almost entirely on purchased off-the-shelf software packages for both business and engineering purposes. These packages have not been materially customized by the Company for its purposes. These software packages run on a personal computer-based local area network which was installed by the Company in 1993, and which has been upgraded as needed since such time. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with maintenance contracts, and test evaluations of the software. Systems critical to the business which have been identified as vulnerable to the Year 2000 problem either have been, or are being, replaced with new purchased software or corrected by upgrades available from vendors. Outside companies such as vendors, major customers, service suppliers, communications providers and banks are being asked to verify their Year 2000 readiness and the Company is testing interaction with such systems where appropriate. The assessment has been completed utilizing the Company's existing resources. To date, the Company has incurred less than $35,000 on efforts directed towards Year 2000 compliance (most of which was the replacement of a software application that was primarily undertaken to improve efficiency in sales management) and expects to incur a total of less than $50,000 when the process of making the Company's internal systems Year 2000 compliant is completed, although there can be no assurance that this will be the case.

         The Company has concluded, based on this assessment, that all of the Company's major business systems software is Year 2000 compliant, or will be Year 2000 compliant by the end of calendar year 1999, and that the Year 2000 issue is not likely to have a material impact on the Company's operations. However, there can be no assurances that the systems or software of third parties on which the Company relies will be timely converted and the Company may be adversely affected by the failure of such a third party to become Year 2000 compliant. The Company has not yet developed a plan to deal with this contingency but expects to have such a plan in place by the end of fiscal 1999.

EURO CURRENCY

         For the nine months ended March 27, 1999, the Company derived approximately 57% of its revenues from continuing operations from its operations in Germany and England. Historically, the majority of the transactions in Europe have been denominated in a variety of currencies.

         Effective January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their sovereign currencies and the Euro and adopted the Euro as their common legal currency. During the three-year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. Ferrofluidics GmbH, the Company's German subsidiary, is continuing to address the Euro impact on its business, including the ability to handle the conversion in the accounting and other information systems, ability of foreign banks to report on dual currencies, the legal and contractual implications of contracts, and reviewing pricing strategies. The Company expects that any additional modifications to its operations and systems will be completed on a timely basis and does not believe the conversion will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to successfully modify all systems and contracts to comply with the Euro requirements on a timely basis.

DISTRIBUTION AGREEMENTS

         For the nine months ended March 27, 1999, Ferrofluidics GmbH derived approximately 79% of its revenue from the sales of products under distribution agreements with manufacturers other than the Company. The reliance on these distribution agreements subjects Ferrofluidics GmbH to many risks, including continuation of the agreements, geographic exclusivity and availability of inventory. In fiscal 1999, one of Ferrofluidics GmbH's main suppliers reduced the geographic exclusivity from continental Europe to the United Kingdom and Spain. The reduction in distribution territory results in a decrease in sales of $250,000. There can be no assurance that Ferrofluidics GmbH will be able to maintain its distribution agreements at the current levels and failure to do so would have an adverse impact on the Company's results of operations.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's operating results for any particular quarter are difficult to predict and may be subject to significant fluctuation. These fluctuations can be caused by a wide variety of factors including the timing of orders, the introduction and acceptance of new products and technologies, price competition, general conditions and trends in the semi-conductor industry, disruption in international markets, and general economic conditions. The Company attempts to identify changes in market conditions as soon as possible; however, the dynamics of the market make predictions of and timely reaction to such events difficult. Due to the foregoing and other factors, past results, including those described in this report, are much less reliable predictors of the future than is the case in many more stable and less dynamic industries. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, changes in revenues in the Company's components, fluids and distributed products businesses, expected working capital needs of continuing operations including the adequacy of the financing arrangements to be put in place by the Company and its bank, a material change in the market conditions within the semiconductor industry and, changes in management's assessments regarding the Company's obligations under outstanding purchase orders, ability to fulfill existing sales order backlog, the recoverability of inventory and the ability to collect accounts receivable relating to the discontinued Systems Division, changes in management's estimation of operations during the phase out of the discontinued Systems Division, the resolution of a dispute with a customer over the validity of a purchase order relating to the discontinued Systems Division ,failure of the Company's systems or software, or the systems or software of a third party on which the Company relies to be Year 2000 compliant, and the ability of Ferrofluidics GmbH to comply with the Euro requirements on a timely basis. For additional information concerning these and other important factors, which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended June 26, 1998.

PART II. OTHER INFORMATION

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


                                  FERROFLUIDICS CORPORATION
                                  -------------------------
                                  (Registrant)


Date: May 17, 1999                By: /s/  Paul F. Avery, Jr.
      ------------                   ------------------------------------------
                                     Paul F. Avery, Jr.
                                     President, Chief Executive Officer and
                                     Chairman of the Board


                                  By: /s/  William B. Ford
                                     ------------------------------------------
                                     William B. Ford
                                     Vice President and Chief Financial Officer