Form 10-K
period 1999-07-03
FERROFLUIDICS CORP
filed 1999-09-13
CIK 353286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 3, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For transition period from _________ to _________

                         Commission file number 1-12198

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

                              (1) Yes [X]   No [ ]
                              (2) Yes [X]   No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of September 1, 1999, 6,226,675 shares of $.004 par value Common Stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $3.50 per share for the registrant's Common Stock, as reported on the NASDAQ National Market as of September 1, 1999 was $19,235,377.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

PART I

  1.  Business...............................................................  3
  2.  Properties.............................................................  8
  3.  Legal Proceedings......................................................  8
  4.  Submission of Matters to a Vote of Security Holders....................  9

PART II

  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ..............................................  9
  6.  Selected Consolidated Financial Data .................................. 10
  7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 11
  7A. Quantitative and Qualitative Disclosures about Market Risk............. 17
  8.  Financial Statements and Supplementary Data............................ 19
  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................... 42

PART III

  10.   Directors and Executive Officers of the Registrant................... 42
  11.   Executive Compensation............................................... 42
  12.   Security Ownership of Certain Beneficial Owners
           and Management.................................................... 42
  13.   Certain Relationships and Related Transactions....................... 42

PART IV

  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...... 42
        (a)   Financial Statement Schedules
        (b)   Reports on Form 8-K

      Signatures............................................................. 47

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

    The Company creates commercial applications for its ferrofluid technology either by creating a ferrofluid to serve one or more functions in an existing product (such as the utilization of ferrofluids in audio loudspeakers) or by combining proprietary ferrofluid technology with applications engineering to develop ferrofluid-based (Ferrofluidic(R)) products, such as the Company's various sealing devices. The Company manufactures all ferrofluids for sale or for use in its own proprietary products. With respect to its products incorporating ferrofluids, the Company generally designs the product and then procures from third party vendors the fabrication of all or a substantial proportion of machined parts and components for the product. The Company assembles, tests and ships the product from its Nashua, New Hampshire plant.

    The Company seeks to apply its Ferrofluidic(R) technologies in situations where their use significantly enhances the final product into which the technology is incorporated. As a result, pricing reflects value added rather than the direct cost of producing the fluid or Ferrofluidic(R) product supplied to the Company's customers. The Company also seeks to supply markets in which it can achieve a position of market leadership. The Company believes that it, along with a licensee, currently supplies the vast majority of the ferrofluids and ferrofluid-based products used in the world.

    On September 23, 1998, the Company entered into an agreement with General Signal Technology Corporation, an SPX Corporation company ("General Signal") whereby General Signal purchased the intellectual property and certain other assets of the Company's Crystal Growing Systems Division (the "Systems Division") for $10,800,000 in cash on such date (the "Systems Division Sale"). The Company recorded, in fiscal 1999, an estimated gain on the Systems Division Sale of $5,319,000. In accordance with generally accepted accounting principles, the Company reported the results of operations of this business as discontinued operations in fiscal 1998. The Company's consolidated financial statements for prior periods, as well as all related footnote and financial discussions, were restated to reflect this accounting treatment of the Systems Division in those periods. See Note K to the Consolidated Financial Statements for additional information about the Systems Division Sale.

    The System Division Sale did not include any accounts receivable or liabilities outstanding as of the closing of the Systems Division Sale ($6,472,000 and $2,777,000, respectively), which remained with the Company. The Systems Division Sale also did not include the obligation by the Company to complete backlog as of the date of the System Division Sale, and of which approximately $1,680,000 remained to be completed at July 3, 1999. In addition, the Company retained approximately $5,873,000 ($1,411,000 at July 3, 1999) in inventory, all of which was needed to fulfill existing backlog.

    In addition to the Systems Division Sale, the Company, in December 1998, decided to discontinue the Component Parts business of its wholly-owned Japanese subsidiary (Ferrofluidics Japan Corporation ("FJC")). The Company intends to dissolve FJC in fiscal 2000. No significant gain or loss is expected from the discontinuance of the Component Parts business and no significant income or loss from operations of the Component Parts business of FJC occurred during fiscal 1999. The loss from the discontinuance, in September 1998, of the Systems business at FJC has been included in the estimated gain from the Systems Division Sale on September 23, 1998. The Company's consolidated financial statements for prior periods, as well as all related footnote and financial discussions, were restated to reflect this accounting treatment of the Component Parts business of FJC.

CORPORATE STRUCTURE

    The Company has its headquarters in Nashua, New Hampshire where it conducts substantially all of the engineering and manufacturing of its products. The Company conducts its operations overseas through the following wholly owned subsidiaries:

(1) FERROFLUIDICS, GmbH (FORMERLY ADVANCED PRODUCTS & TECHNOLOGIES, GmbH) ("GmbH"), with headquarters in Nurtingen, Germany and sales offices in Madrid, Spain, and Milan, Italy, which:

       (a)    markets and services Ferrofluidic(R) products in Europe;

       (b) designs, manufactures and markets products for the optical coating and thin-film deposition industries such as electron beam guns and related controllers; and

       (c) serves as an exclusive distributor in Europe for several U.S. and European corporations that manufacture products primarily for the vacuum coating industry.

(2) FERROFLUIDICS LTD ("LTD"),with an office at Bicester (near Oxford), England which markets and services Ferrofluidic(R) products in the United Kingdom and Ireland, and also distributes GmbH's products as well as products of other manufacturers to the vacuum coating and other industries.

(3) The Company also has a wholly-owned subsidiary, FJC, which currently conducts no business and which the Company intends to dissolve in fiscal 2000. (see Note K to the Consolidated Financial Statements).

       In addition to its wholly-owned subsidiaries, the Company has licensed its vacuum rotary feedthrough seals and ferrofluid technology, originally on a non-exclusive basis but converted to an exclusive basis in fiscal 1999, to Ferrotec Corporation ("Ferrotec," formerly Nippon Ferrofluidics Corporation), a former subsidiary located in Japan. In addition, under an exclusive license granted by Ferrofluidics in August 1993, Ferrotec manufactures and sells Ferrofluidic(R) exclusion seals for use on computer peripheral equipment.

OPERATING STRUCTURE

    Following the Sale, the Company is organized into three business segments:

       (i) the COMPONENTS DIVISION, which manufactures and markets Ferrofluidic(R) sealing devices and subsystems, primarily for use in the semiconductor process, industrial process, lamp and fiber optic manufacturing, and medical equipment industries.

              Sales generated by the Components Division accounted for approximately 47.9%, 57.4% and 54.3% of total product sales from continuing operations in fiscal 1999, 1998 and 1997, respectively.

       (ii) the FLUIDS DIVISION, which manufactures and markets ferrofluids used in the Company's own engineered core products, audio loudspeakers for the commercial, home and automotive markets, and for use in nondestructive testing, inertia dampers, stepper motors and sensor applications.

              Sales generated by the Fluids Division accounted for approximately 9.7%, 8.1% and 10.5% of total product sales from continuing operations in fiscal 1999, 1998 and 1997, respectively.

       (iii) the DISTRIBUTED PRODUCTS DIVISION, which includes the sale in Europe and Asia by GmbH of products on an exclusive basis for several U.S. and European companies, as well as of products designed and assembled by GmbH itself.

              Sales generated by the Distributed Products Division accounted for 42.4%, 34.5% and 35.2% of total product sales from continuing operations in fiscal 1999, 1998 and 1997, respectively.

    In fiscal 1999, $14,463,000, or 62.5%, of the Company's sales from continuing operations were to unaffiliated foreign customers, primarily through GmbH. Sales to unaffiliated foreign customers in fiscal 1998 and 1997 totaled $15,557,000 (57.2%) and $12,941,000 (54.2%), respectively.

    All manufacturing and assembly of products for the Components and Fluids Divisions are conducted at the Company's headquarters in Nashua, NH. Marketing of those products for all markets, excluding Europe and Japan, is principally conducted by its direct sales force at the Company's headquarters. In the case of its standard seals to end-user markets, the Company has distribution agreements with the Kurt J. Lesker Company ("KJLC"), a worldwide distributor of vacuum related products, and with Varian Associates. In addition, the Company has established distributor relationships for its ferrofluid and Ferrofluidic(R) products in Korea, Taiwan, India, China, and developing Pacific Rim countries.

PRODUCT LINES

    Following the Systems Division Sale, the Company manufactures and sells products in three major product categories: (i) ferrofluids; (ii) magnetic fluid seals, sealing subsystems, and other Ferrofluidic(R) components products and
(iii) distributed products.

       (i) FERROFLUIDS. The Company supplies ferrofluids for use in the Company's own engineered products, for use in home and automotive loudspeakers, for nondestructive testing, and for use in sensors and stepper motors. The Company currently supplies fluids for approximately 65 million speakers per year, representing the vast majority of the ferrofluid sold . The Company supplies Ferrofluidic(R) viscous inertia dampers that are used in semiconductor equipment, disk drives testers, XY plotters, computer printers and other computer peripheral equipment. The dampers eliminate resonance, reduce settling time, eliminate corrosion and improve positional accuracy.

       (ii) MAGNETIC FLUID SEALS AND SUBSYSTEMS. The Company combines proprietary ferrofluid technology with applications engineering to develop a variety of products that provide state-of-the-art seals and sealing subsystems that seal the environment from a manufacturing process. In each of the applications in which the Company provides Ferrofluidic(R) seals and sealing subsystems, it is the leading provider of such technology products. The Company's major magnetic sealing products are:

              Rotary Seals for Critical Process Applications: Historically, one of the Company's core commercial applications of ferrofluids is a rotary seal assembly with long life, virtually unmeasurable leakage and high-speed capability for transferring rotary motion into vacuum and other highly controlled, ultra-clean process environments. The Company supplies the semiconductor and other process industries with low vapor pressure seal assemblies and subsystems, which help exclude atmospheric contamination from manufacturing processes. These applications include semiconductor processing, electro-optical subsystems, thin-film vacuum coating, excimer laser and x-ray-based machines. The Company produces standard and custom-engineered sealing components and subsystems including multiport rotary valve assemblies. Customers include both original equipment manufacturers ("OEMs") and end users. The selling price for the majority of such seal assemblies sold by the Company is in the range of $500 to $25,000, with some seal subsystems approaching $100,000, depending on design complexity.

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

              Industrial Process Seals: The Company's industrial process seals eliminate volatile organic compounds and volatile hazardous air pollutants from petroleum refining and chemical processing plants. Using this magnetic fluid sealing technology, these facilities can comply cost-effectively with the strictest regulations, which mandate decreasing "fugitive emissions" (as they are referred to under the Federal Clean Air Act of 1990 and its Amendments of
              1990) according to a phased program over the next few years and are subject to acceleration by certain state and local authorities. During fiscal 1997, a new series of gas tight seals (GT-6) for the industrial market was introduced. This product series is targeted at industrial fans, blowers, and other low-pressure gas handling devices where emissions control and process contamination are critical. Other products within the GT family will be introduced periodically and target other equipment such as compressors, centrifuges, mixers, agitators and pumps. The GT-6 product has received certification from TA Luft, the German air quality authority.

              Subsystems: As an extension of its core capability to design and manufacture rotary seals for a variety of vacuum processing applications, the Company sells sealing sub-systems to OEMs, which incorporate existing Ferrofluidic(R) sealing technology with other mechanical and electrical components to produce a fully integrated sub-system. Sub-systems allow the Company's customers to outsource more of their manufacturing without compromising quality. Some of the new opportunities include robotics, cluster tooling, and other semiconductor processing sub-assemblies.

              The Company continues to develop equipment and process technologies in several other areas in cooperation with major industrial companies and specific product specialists.

       (iii) DISTRIBUTED PRODUCTS. For more than ten years, GmbH has been the exclusive distributor for the products of IGC-Polycold Systems Inc. in most European countries: Austria, Belgium, Denmark, Germany, Netherlands, Italy, Liechtenstein, Luxembourg, Portugal, Spain and Switzerland.

              The product spectrum covers a wide range of cryogenerators which are used to capture water vapor or vacuum pump oil in high vacuum deposition systems by cryocondensation. This system supplements the high vacuum pumping system which results in an increased productivity of the vacuum deposition system and a better product quality. Significant operations cost savings and short payback times are achieved.

              Polycold cryogenerators have developed into a standard component in most industrial vacuum applications, including coatings on glass, plastic and other materials used in the automotive, housing, optical computer and other industries. A variety of non-vacuum applications includes the cooling of chucks in semiconductor production systems, selective cryotrapping of volatiles, testing of materials at low temperatures and detector cooling.

              As almost all Polycold cryogenerators are used in industrial production where high reliability of the equipment is required. To meet the customers' demands, GmbH maintains inventories of spare parts in several locations in Europe, offers service contracts with a 24 hour reaction time, and provides service and maintenance training for customer repair personnel.

              Electron Beam Products: The Company manufactures and distributes products for thin film deposition by means of electron beam technology through GmbH in Germany. The product range includes electron beam evaporators for use in both R&D and production oriented vacuum systems and state-of-the-art high voltage power supplies and controllers. The Company supplies end users and original equipment manufacturers in the thin-film vacuum coating industry with electron beam subsystems and components which can be easily integrated in new vacuum systems or retrofitted into existing systems. The applications include optical and ophthalmic coating as well as semiconductor processing.

              Thin Film Products: The Company also distributes products for the thin-film coating industry in Europe from various American manufacturers. The Company supplies sputtering cathodes from Angstrom Sciences, Inc. as well as sputtering materials from Target Materials, Inc. through GmbH. The products are used in the photovoltaic, wear coating, flat panel display, and semiconductor industries.

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

(ii) SEALS AND SEALING SUBSYSTEMS. In semiconductor and other process industry applications, the Company's magnetic fluid sealing devices and sealing subsystems compete against traditional, non-ferrofluid based sealing methods marketed by other vendors, some of which have lower initial cost than the Company's products. In comparison to the Company, some of these firms have greater financial, marketing, technical or other resources available to them. In the Pacific Rim, the Company's licensee competes with other suppliers of magnetic fluid seals, and one Japanese competitor sells feedthroughs in the United States. In addition, the Company has a significant competitor in the United Kingdom which competes throughout Europe.

       In industrial process applications, Ferrofluidics' sealing system competes with various nonmagnetic fluid sealing devices and sealing subsystems; however, the Company believes that the competitive devices are either more expensive or have higher maintenance costs and are not adequate at the stricter compliance levels mandated by the EPA.

EMPLOYEES AND MARKETING

    The Company currently has approximately 143 employees worldwide, of which 97 are employed in the United States and 46 in Europe.

    In the United States, the Company markets its products through a direct field sales force and an applications engineering staff with headquarters in Nashua, NH which is augmented by a third-party sales representative organization in the U.S and Europe with respect to its Components business. Abroad, products are sold in Europe through GmbH, the Company's wholly-owned German subsidiary, and elsewhere in Europe and Asia through various sales representative and distributor relationships.

MANUFACTURING

    The Company produces all of its ferrofluids at its headquarters, and, to protect the proprietary nature of its ferrofluid technology, conducts such activities in a limited-access environment. The Company's manufacturing presently consists primarily of assembly and test operations, although it has in-house precision machining capabilities in the United States in support of special marketing and customer requirements. The Company's manufacturing operations rely substantially on outside vendors who fabricate components and subassemblies to the Company's specifications. These components are assembled at the Company's facilities and subjected to the Company's rigorous test and inspection procedures. The Company does however, have a state-of-the-art machining center, established in 1996, which has proven to be critical in the ability to meet ever shortening lead times for delivery of component products to customers.

OUTSIDE SUPPLIERS

    With respect to its sealing devices, the Company relies on outside suppliers to manufacture, to the Company's specifications, a substantial portion of its metal components requirements. The Company performs assembly and quality control procedures at its headquarters. If the Company's current suppliers were unable to continue to manufacture components, the Company believes that other suppliers would be available to do such work, although there is no guarantee that the Company would be able to obtain all of its supply requirements from such other suppliers on terms comparable to those of its current suppliers. The in-house machining center supplies a portion of the Company's need for precision machined component parts, reducing its reliance on outside suppliers. It is not, however, the intent of management to conduct all of the component production in-house.

INTELLECTUAL PROPERTY RIGHTS

    The Company owns a number of U.S. and foreign patents for its seals, dampers and bearings, with expiration dates ranging up to 2016. In addition, the Company has applied for additional patents for these and other products. In many cases, however, the Company relies more upon its trade secrets, know-how and ability to develop technological advances than patents to protect its technologies and products.

    The Company has registered trademarks for a logo design utilizing an "F" and for Ferromedic, Ferrofluidic, FerroSound, FerroSound-The solution is loud and clear, FerroMotion, FerroDamp, FerroStep, and Spin Technology.

INTERNAL RESEARCH AND DEVELOPMENT

    The Company's internal research and development effort is aimed at developing proprietary ferrofluids and using the unique properties of magnetic fluid technology to develop new products and business. In addition, GmbH, the Company's German subsidiary conducts a research and development effort aimed at improving and expanding its electron beam gun products. The Company spent (and charged to expense) $1,373,000, $890,000 and $685,000 in fiscal years 1999, 1998 and 1997, respectively, on the development of new products and the improvement of existing products.

    All research is Company-directed and is conducted primarily by employees of the Company or its subsidiaries. The Company's research and development is carried out by an interdisciplinary group of product development engineers, physicists, chemists, technicians and marketing professionals who seek to apply ferrofluid technology in diverse and expanding markets where that technology adds a significant value. The Company is experimenting with new ferrofluids and seals for higher speed and higher vacuum applications for new and existing markets.

BACKLOG

    As of July 3, 1999, the Company had a consolidated order backlog from continuing operations of $6,536,000, as compared to $8,226,000 at June 27, 1998. A comparative summary of the consolidated backlog by business segment is as follows:

                                           1999            1998
                                        ----------      ----------

              Components                $3,473,000      $3,670,000
              Distributed Products       2,631,000       3,891,000
              Fluids                       432,000         665,000
                                        ----------      ----------
              Total Backlog             $6,536,000      $8,226,000
                                        ==========      ==========

              A majority of the backlog at July 3, 1999 is expected to ship during fiscal 2000.


WARRANTY POLICY

    With respect to sales of seals to the semiconductor and other industries for controlled environment applications, the Company offers a one-year warranty. Warranty expenses have been within the reserves established by the Company.

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

ITEM 2.    PROPERTIES

    The Company's offices, engineering and manufacturing operations are located in Nashua, New Hampshire in a 71,000 square foot facility situated on approximately 4.5 acres of land owned by the Company. This land, the building, and substantially all the Company's machinery and equipment at its Nashua facility have been pledged as security for its short and long term debt. (See Notes A and D to the Consolidated Financial Statements in Item 8.) In May 1999, the Company leased approximately 10,000 square feet of the former Systems Division floor space in its headquarters office in Nashua to an unaffiliated company. The operating lease expires in May 2002.

    The Company and its subsidiaries lease office space, aggregating approximately 15,000 square feet, under varying terms in Oxford, England; Nurtingen, Germany; Madrid, Spain; and Milan, Italy.

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended July 3, 1999.


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Ferrofluidics' Common Stock is traded on the NASDAQ National Market under the stock symbol "FERO". The following table sets forth the high and low closing transactions for the Common Stock of the Company for the fiscal periods indicated, as reported by the NASDAQ National Market.

         1999                             High               Low
         ----                             ----               ---

         7/1/98 - 9/30/98                 4 7/8             2 5/8
         10/1/98 - 12/31/98             3 13/16             2
         1/1/99 - 3/31/99               3 13/16             2 1/2
         4/1/99 - 6/30/99                4 9/16             2 1/2

         1998                             High               Low
         ----                             ----               ---

         7/1/97 - 9/30/97                 8 7/8             5 7/8
         10/1/97 - 12/31/97             7 13/16             4 5/8
         1/1/98 - 3/31/98                6 7/16             4 5/8
         4/1/98 - 6/30/98               5 11/16             3 1/8


    On September 1, 1999, the closing sale price for the Company's Common Stock, as reported by the NASDAQ National Market, was $3.50. On that date, there were approximately 2,237 holders of record of the Common Stock of the Company.

DIVIDEND POLICY

    The Company does not pay cash dividends on its Common Stock. Its policy is to retain earnings and use funds for the operation and expansion of its business. Future dividend policy will be determined by the Board of Directors based upon the Company's earnings, financial condition and capital requirements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data for the five years ended July 3, 1999, should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, in Item 8 of this report and with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

                                                           Fiscal Years Ended
                                                           ------------------

                                             July 3, 1999  June 27, 1998(b)(c)  June 28, 1997(b)(c)  June 30, 1996(b)(c)
                                             ------------  -------------------  -------------------  -------------------

Income Statement Data:
----------------------

Net sales                                     $35,323,000      $52,700,000          $67,785,000         $72,967,000

Net sales from continuing operations           23,143,000       27,204,000           23,856,000          26,807,000

Nonrecurring operating income                          --               --                   --                  --
Income (loss) from continuing operations         (476,000)       1,546,000              260,000             342,000
Income (loss) from discontinued                 5,319,000       (5,018,000)           1,412,000           3,478,000
operations
Net income (loss)                               4,843,000       (3,472,000)           1,672,000           3,820,000

Per Share Data:

Earnings Per Common Share-Basic:
   Income (loss) from continuing                    (0.08)            0.25                 0.04                0.06
   operations
   Income (loss) from discontinued                   0.87            (0.81)                0.23                0.57
   operations
   Net income (loss)                                 0.79            (0.56)                0.27                0.63

Earnings Per Common Share-Diluted:
   Income (loss) from continuing                    (0.08)            0.25                 0.04                0.05
   operations
   Income (loss) from discontinued                   0.87            (0.81)                0.23                0.56
   operations
   Net income (loss)                                 0.79            (0.56)                0.27                0.61

Balance Sheet Data:
Working capital                               $15,095,000      $ 8,182,000          $13,323,000          12,350,000
Total assets                                   28,923,000       44,019,000           45,001,000          43,429,000
Total liabilities                               8,394,000       25,818,000           23,420,000          23,727,000
Long-term debt                                  5,000,000        5,000,000            5,000,000           5,000,000
Stockholders' equity                           20,529,000       18,201,000           21,581,000          19,702,000



                                           Fiscal Years Ended
                                           ------------------

                                          June 30, 1995(b)(c)
                                          -------------------

Income Statement Data:
----------------------

Net sales                                     $34,155,000

Net sales from continuing operations           22,152,000

Nonrecurring operating income                   1,156,000
Income (loss) from continuing operations        2,639,000
Income (loss) from discontinued                (1,750,000)
operations
Net income (loss)                                 889,000

Per Share Data:

Earnings Per Common Share-Basic:
   Income (loss) from continuing                     0.47
   operations
   Income (loss) from discontinued                  (0.31)
   operations
   Net income (loss)                                 0.16

Earnings Per Common Share-Diluted:
   Income (loss) from continuing                     0.47
   operations
   Income (loss) from discontinued                  (0.31)
   operations
   Net income (loss)                                 0.16

Balance Sheet Data:
Working capital                               $ 7,811,000
Total assets                                   39,529,000
Total liabilities                              23,748,000
Long-term debt                                  5,036,000
Stockholders' equity                           15,781,000

Note:   (a)  Dividends have neither been declared nor paid during the five years ended July 3, 1999.
        (b)  Certain amounts for fiscal years 1998, 1997, 1996 and 1995 have been restated to reflect the discontinuance of the Component Parts business of FJC as discontinued operations.
        (c)  Certain amounts for fiscal years 1998, 1997, 1996 and 1995 have been reclassified to conform with the presentation of similar amounts in fiscal year 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides information to assist in the understanding of the Company's results from continuing operations, unless otherwise noted, and financial condition. As described in Item 1, on September 23, 1998, certain of the assets of the Company's Systems Division were sold to General Signal for $10,800,000 in cash. See Note K to the Consolidated Financial Statements for more information regarding the Systems Division Sale. In addition to the Systems Division Sale, in December 1998, management also decided to discontinue the Component Parts business of its wholly-owned Japanese subsidiary, FJC. This discussion reflects the fact that in accordance with generally accepted accounting principles, the Company is reporting the results of operations from the Systems Division and the Component Parts business of FJC as discontinued operations and that the Company's Consolidated Financial Statements for fiscal 1999 and prior periods, as well as all related footnotes, have been revised to reflect this accounting treatment of the Systems Division and the Component Parts business of FJC in those periods. It should be read in conjunction with the selected financial data in the preceding section and the consolidated financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

FISCAL 1999 VERSUS FISCAL 1998:

In fiscal 1999, the Company's consolidated net revenues decreased to $23,143,000 from $27,204,000 in fiscal 1998. The changes in revenues by segment are shown in the following table:

                                          1999              1998
                                       -----------      -----------

             Components                $11,096,000      $15,626,000
             Distributed Products        9,810,000        9,390,000
             Fluids                      2,237,000        2,188,000
                                       -----------      -----------
             Total Revenues            $23,143,000      $27,204,000
                                       ===========      ===========

Sales in the Components product lines decreased primarily due to the continued slow recovery of the semi-conductor industry from which the Company generates approximately 30% of its component sales. In the Distributed Products business segment, sales of components and power supplies for the thin film deposition industry contributed to the increase in sales. Sales of magnetic fluids increased by approximately 2% over the prior year; however, on a volume basis, unit sales in fiscal 1999 increased by 27% over 1998. Heavy competition in the audio fluid business, particularly in Asia, resulted in a significant decrease in the per unit sales price.

    Total sales of the Company's wholly-owned German subsidiary, GmbH, which includes the sale of the Company's components and fluid products in Europe, as well as comprising the Distributed Products segment, decreased in fiscal 1999 by 6.0% to $12,966,000 as compared to $13,801,000 in fiscal 1998. The decrease was primarily in the Ferrofluidic(R) product lines sold in the United Kingdom ("the U.K.") which was caused by a decrease in sales to its largest customer in the U.K. due to the slow-down in the semi-conductor market in the U.K.

    Bookings decreased from $31,263,000 in fiscal 1998 to $23,850,000 in fiscal 1999. The decrease is due primarily to a decrease in components bookings which is consistent with the decrease in sales of component parts for fiscal 1999. Bookings for magnetic fluid sales for 1999 were $2,510,000, as compared to $2,758,000 for 1998. The decrease was due to competitive pricing pressure in the Asian marketplace. Order backlog at the end of fiscal 1999 was $6,536,000, as compared to the backlog in the prior year of $8,226,000. The majority of the order backlog at the end of fiscal 1999 is expected to ship in fiscal 2000.

    Consolidated gross margin for fiscal 1999 was 41.4%, a decrease from 45.0% in fiscal 1998. The decrease in gross margin in the current year was due principally to the reduced sales of component parts, which shifted the product mix toward a lower gross margin, and resulted in reduced manufacturing efficiencies.

    Engineering and product development expenses in fiscal 1999 totaled $2,387,000, an increase of $410,000, or 20.7%, compared to $1,977,000 spent in fiscal 1998. As a percentage of revenues, engineering and product development expenses increased from 7.3% in fiscal 1998 to 10.3% for fiscal 1999. The increase in fiscal 1999 was due to increased labor costs as more personnel have been added to the newly created New Business Development group. Specifically, additional costs are being incurred in connection with the Company's development of its material separation applications and its transformer applications

(the latter in collaboration with ABB Power T&D Company, Inc., a major transformer manufacturer). The Company remains committed to a significant level of new product development in order to continue to maintain its leadership in the core ferrofluid technology. Engineering and product development expenses have been allocated between continuing operations and discontinued operations on the basis of the amounts actually spent by each Division.

    Selling, general and administrative ("SG&A") expenses in fiscal 1999 totaled $7,182,000, which is $917,000 or 11.3% less than the $8,099,000 incurred in 1998 but, as a percent of revenues, SG&A increased from 29.8% in 1998 to 31.0% in 1999. Selling and marketing costs decreased by $648,000, due in part to a $321,000 decrease in selling expenses at GmbH which was the result of the closure of the sales office in France in fiscal 1998. GmbH now uses sales representatives in France to sell its products. The remaining decrease in selling expenses was due primarily to cost reductions (head count reduction and reduced spending) made in the second quarter of fiscal 1999 which had a favorable impact on operations. Administrative expenses accounted for the remainder of the decrease, which was due primarily to a decrease in restructuring charges of $263,000 in fiscal 1999. In fiscal 1998, the Company had a significant layoff in March 1998, which resulted in severance costs of $383,000. Although the Company had layoffs in fiscal 1999, the severance payments ($120,000) were not as large as in fiscal 1998. Other expenses have been charged to continuing operations and discontinued operations on the basis of the actual amounts incurred on behalf of the respective divisions.

    Net interest expense in fiscal 1999 was $128,000, a decrease of $473,000 from net interest expense incurred in fiscal 1998. The decrease is due to the payoff of all short-term debt in fiscal 1999 with the proceeds from the Systems Division Sale (see Note K to the Consolidated Financial Statements regarding the Systems Division Sale). Net interest expense and other bank charges and fees have been allocated between continuing operations and discontinued operations on the basis of the net identifiable assets used in those operations. See Note D to the Consolidated Financial Statements for a more complete discussion of the Company's debt obligations.

    The Company records transaction gains and losses resulting from fluctuations of foreign currency as other income or expense. During fiscal 1999, $21,000 of net foreign currency transaction gains were recorded as compared to a net gain of $13,000 in fiscal 1998. The gains in 1999 and 1998 were generated by the Company's wholly-owned German subsidiary, GmbH, on sales to foreign countries in currencies other than its functional currency (the German Mark). The translation of the financial statements of subsidiaries whose functional currency is other than the U.S. dollar are recorded directly to equity as other comprehensive income (loss).

    The income tax expense of continuing operations in 1999 and 1998 of $350,000 and $74,000, respectively, is comprised of a provision for foreign income taxes on the Company's earnings. Due to the continued uncertainty surrounding the Company's ability to realize the benefit of the deferred tax asset, a valuation allowance in the amount of $11,210,000 is reflected at July 3, 1999. See Note C to the Consolidated Financial Statements for a more complete discussion of income taxes.

    The Company recorded an estimated gain on disposal of discontinued divisions, net of taxes, of $5,319,000 in 1999. The loss from operations of the discontinued divisions, net of income taxes, was approximately $5,018,000 for 1998.


FISCAL 1998 VERSUS FISCAL 1997:

In fiscal 1998, the Company's consolidated net revenues increased to $27,204,000 from the $23,856,000 reported in fiscal 1997. The changes in revenues by segment are shown in the following table:

                                          1998              1997
                                       -----------      -----------

             Components                $15,626,000      $12,957,000
             Distributed Products        9,390,000        8,409,000
             Fluids                      2,188,000        2,490,000
                                       ===========      ===========
             Total Revenues            $27,204,000      $23,856,000
                                       ===========      ===========

Sales in the Components product lines increased due primarily to the upturn in semiconductor equipment manufacturing that began in the fourth quarter of fiscal 1997, and from a significant increase in sales of rotary feedthrough seals in Europe primarily in non-semiconductor markets. In addition, the recently introduced line of industrial gas tight seals also contributed to the increase in sales in fiscal 1998. In the Distributed Products business segment, sales of components and power supplies for the thin film deposition industry contributed significantly to the increase. Sales of magnetic fluids decreased by 12% from the prior year as heavy competition in the audio fluid business, particularly in Asia, prevented a significant sales increase.

    Total sales of the Company's European subsidiary, GmbH, which includes the sale of the Company's components and fluid products in Europe, as well as comprising the Distributed Products segment, increased by 15.2% to $13,801,000 as compared to $11,979,000 in fiscal 1997. The increases were in both the Ferrofluidic(R) product lines and in the distributed products.

    Bookings increased from $26,595,000 in fiscal 1997 to $31,263,000 in fiscal 1998. This increase was both in Distributed Products and in rotary feedthrough seals. Bookings for magnetic fluid sales for 1998 were $2,758,000, which is slightly higher than the $2,542,000 for 1997. Order backlog at the end of fiscal 1998 was $8,226,000, as compared to the backlog in the prior year of $7,207,000. The majority of the order backlog at the end of fiscal 1998 shipped in fiscal 1999.

    Consolidated gross margin for fiscal 1998 was 45.0%, a decrease from the 49.5% reported in fiscal 1997. The decrease in margin was due to decreases in margin in the magnetic fluids product line and in the Company's European operations, which in turn was due to pricing pressures.

    Engineering and product development expenses in fiscal 1998 were $1,977,000, which is comparable to the $1,907,000 spent in fiscal 1997. Engineering and product development expenses have been allocated between continuing operations and discontinued operations on the basis of the amounts actually spent by each Division.

    Selling, general and administrative ("SG&A") expenses in fiscal 1998 were $8,099,000, which is $1,470,000 or 15.4% less than the $9,569,000 incurred in
1997 and, as a percent of revenues, decreased from 40.1% in 1997 to 29.8% in 1998. Selling and marketing costs decreased by $1,998,000, due primarily to a $872,000 decrease in selling expenses at GmbH which was the result of restructuring efforts undertaken in late fiscal 1997. Administrative expenses accounted for the remainder of the decrease, which was due in part to decreases in legal costs ($278,000) and insurance ($260,000). Other expenses have been allocated between continuing operations and discontinued operations on the basis of the actual amounts incurred on behalf of the respective divisions.

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

    The Company records transaction gains and losses resulting from fluctuations of foreign currency as other income or expense. During fiscal 1998, $13,000 of net foreign currency transaction gains were recorded as compared to a net gain of $5,000 in fiscal 1997. The gains in 1998 and 1997, were incurred by the Company's German subsidiary on sales to foreign countries in currencies other than its functional currency (the German Mark). The translation of the financial statements of subsidiaries whose functional currency is other than the U.S. dollar are recorded directly to equity as other comprehensive income (loss).

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

    Income (loss) from discontinued operations, net of income taxes, was approximately $(5,018,000) for 1998 as compared to $1,412,000 for 1997.


LIQUIDITY AND CAPITAL RESOURCES

    The discussion in this section reflects both continuing and discontinued operations.

    In fiscal 1999, the operations of the business provided $7,006,000 of cash, as compared to using $9,000 of cash in 1998. For fiscal 1999, the net income of $4,843,000 was augmented by decreases in accounts receivable, inventories and prepaids and other current assets of $8,144,000, $4,684,000 and $1,236,000, respectively. The aforementioned decreases in assets were partially offset by decreases in accounts payable and accrued liabilities and customer deposits of $4,834,000 and $2,778,000, respectively.

The cash requirements for 1998 were financed primarily from borrowings under the Company's revolving line of credit. The Company typically received advance payments from the sale of crystal growing systems under large multi-unit contracts as certain milestones were met, including receipt of the order, submission of accepted engineering drawings, shipment and final acceptance of the units. As a result of the Systems Division Sale in September 1998, no new customer orders were received in fiscal 1999, whereas, in 1998, the Company received advance payments of $4,196,000, in connection with orders for crystal growing systems. The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At July 3, 1999, outstanding purchase commitments pursuant to these contracts totaled approximately $1,244,000, almost all of which were related to the component parts business.

    Cash flow from investing activities for fiscal 1999 consisted primarily of proceeds of $10,800,000 from the Systems Division Sale. In addition, during fiscal 1999, the Company sold a 300mm crystal growing system that had been included in property, plant and equipment, at its approximate book value of $1,610,000. Financing activities of the Company during fiscal 1999 included the complete paydown of all short-term debt from the cash proceeds of the Systems Division Sale (see also Note K to the Consolidated Financial Statements and the discussion below regarding the Systems Division Sale). In addition, in fiscal 1999, the Company initiated a stock buyback program pursuant to which up to 1,000,000 shares of the Company's common stock may be purchased in the open market over a twelve-month period. As of August 20, 1999, the Company had repurchased a total of 652,498 shares of common stock for $2,628,633 and is holding such shares as treasury stock. The consolidated results of operations for fiscal 1999 and 1998 includes a non-cash charge of $31,000 and $287,000, respectively, for compensation to employees as a result of restricted stock grants made in prior years.

    The ratio of current assets to current liabilities was 5.5 to 1 at July 3, 1999, which is up from 1.4 to 1 at June 27, 1998. Working capital at July 3, 1999 increased to $15,095,000 from $8,182,000 at June 27, 1998. Current assets decreased, principally due to lower accounts receivable, inventories and advances to suppliers as the Systems Division backlog was completed and receivables collected. The decrease in receivables resulted in a small improvement in receivable turnover in 1999 from 4.1 times in 1998 to 4.4 times in 1999. Although inventories decreased significantly in fiscal 1999, inventory turnover actually decreased slightly from 2.7 times annual consumption in 1998 to 2.4 times in 1999.

    Capital expenditures on a consolidated basis totaled $969,000 in fiscal 1999, as compared to $2,399,000 in fiscal 1998. The spending in both years consisted primarily of improvements to the Company's Nashua, NH facility, and, in 1998, included the construction of a 300mm machine and the replacement of two old and outdated lathes in the Company's in-house machine shop. Other spending included modifications to the manufacturing facility and upgrades to computer equipment and software, primarily for engineering purposes. Also, during 1998, the Company spent approximately $1,500,000, not including engineering costs which have been expensed, on the construction of a 300mm machine for demonstration purposes. As discussed above, on September 21, 1998, the Company sold this machine and certain optional equipment for approximately book value.

    The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest keyed to short-term nontaxable rates (4.02% at July 3, 1999), the proceeds of which were primarily used to fund the construction of the Company's Nashua, NH headquarters. The VRIRB is payable in full on September 1, 2004. The Company also had a credit facility with its bank which provided the Company with total credit of approximately $15,400,000, $5,400,000 of which was in the form of a stand-by letter of credit for the Company's VRIRB, $8,500,000 of which was a revolving line of credit for working capital purposes and $1,500,000 of which was in the form of a 90-day promissory note. The Company used a portion of the cash proceeds from the Systems Division Sale to pay off the entire $7,907,000 balance of the line of credit and the entire $1,500,000 balance of the promissory note outstanding at September 23, 1998. In connection with the Systems Division Sale, the Company and its bank agreed to reduce the maximum borrowings under the line of credit agreement from $8,500,000 to $2,000,000. See Note K to the Consolidated Financial Statements for a more complete discussion of the Systems Division Sale. As of June 30, 1999, the bank has agreed to renew the line of credit agreement at a level of $2,500,000. The line will expire on November 30, 1999. The stand-by letter of credit of $5,400,000 expires in August 2000. The letter of credit carries a fee of 1% per year and the revolving credit facility will bear interest at prime rate plus .75% (8.5% at July 3, 1999) with a fee of 1/8% on the unused portion. At July 3, 1999, there were no borrowings under the revolving line of credit.

    During 1996, the Company borrowed $800,000 in the form of an installment demand note with its bank, to finance the capital expansion of its in-house machine shop. The note bore interest at 9.75% and was scheduled to expire in January 2001. In March 1999, the then outstanding balance of $343,000 was paid off. In addition, the Company, through its wholly owned foreign subsidiaries, has various short-term financing arrangements with local banks totaling approximately $280,000 at July 3, 1999. During 1999, the maximum outstanding borrowing on these foreign credit lines was $140,000. The weighted-average interest rates during the year on these facilities ranged from 6.71% to 24.0% and the interest rates at July 3, 1999 ranged from 6.25% to 24.0%.

    As described in Item 1, certain of the assets of the Company's Systems Division were sold on September 23, 1998 to General Signal for $10,800,000 in cash (the "Systems Division Sale"). Assets sold included approximately $2,818,000 in inventory, and approximately $625,000 in fixed assets and intangibles. As discussed below, the Systems Division is currently being operated by the Company only to complete existing backlog. After providing for transaction fees of $333,000 and income taxes of $1,400,000, the Company recorded a gain on the Systems Division Sale of $5,319,000 during fiscal 1999. The gain on the Systems Division Sale is net of an operating loss of $368,000 that was incurred by the Systems Division during the quarter ended September 26, 1998. For the period from September 27, 1998 to July 3, 1999, the Systems Division's operations were approximately break-even. The Company also anticipates approximately break-even operations for the Systems Division through the end of the phase-out period which is expected to end on or about October 2, 1999. As discussed above, a portion of the cash proceeds from this Systems Division Sale had been used to pay off certain outstanding debt as of the closing of the Systems Division Sale. The Systems Division Sale, as structured, did not include any of the Systems Division accounts receivable or liabilities, which remained with the Company. The Systems Division Sale also did not include the obligation by the Company to complete approximately $18,433,000 ($1,680,000 at July 3, 1999) in Systems Division backlog, or approximately $5,873,000 ($1,411,000 at July 3, 1999) in inventory on hand on the date of the Systems Division Sale, all of which was needed to fulfill such backlog. The terms of the Systems Division Sale provided that, generally, any backlog existing on December 31, 1998, would be transferred to General Signal. The remaining backlog at July 3, 1999, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. On December 26, 1998, the customer canceled delivery of the nine machines. In connection with these machines and other orders, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. Prior to June 15, 1999, the Company had settled almost all of its commitments with its vendors at a cost of approximately $1,765,000, which had been considered in calculating the estimated gain on disposal of the Systems Division reflected during the first quarter of fiscal 1999. On June 15, 1999, the Company and its customer negotiated a settlement with respect to the canceled delivery of the nine machines, which settlement had no adverse financial impact to the Company. The remaining backlog at July 3, 1999 of $1,680,000 is planned to be completed and shipped in the first quarter of fiscal 2000.

    The Systems Division Sale did not include approximately $6,472,000 ($210,000 at July 3, 1999) in accounts receivable which were outstanding as of the closing of the Systems Division Sale. The Company believes that it will be able to collect the remaining $210,000 of these receivables within established reserves, but there can be no assurance that the Systems Division Sale has not adversely affected their collectibility. See Note K to the Consolidated Financial Statements for a more complete discussion of discontinued operations.

    The proceeds received from the Systems Division Sale and other cash flow have significantly reduced the Company's need for short-term borrowing arrangements to finance working capital needs in the near future. Management, therefore, believes that available cash, anticipated funds from operations and the current borrowing arrangements will be adequate to meet cash requirements for the year ahead.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective for fiscal 2001 (beginning on July 2, 2000). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

    The Company's products in the Components and Fluids Businesses are mechanical devices or fluids and do not contain any electronic components. The Company's products in its Distributed Products Business include an electron beam gun for use in vacuum deposition processes, which is electronically controlled, but is Year 2000 compliant. Consequently, the Company has no need to make any changes to its products in anticipation of the Year 2000.

    Prior to the Systems Division Sale, the Division sold products that were controlled by computerized hardware and software. The software involved was purchased off-the-shelf, and was not customized by the Company, and accordingly, some systems contain versions of the software that may not be Year 2000 compliant. The Company has made no express warranties with respect to Year 2000 compliance in connection with such products.

    The Company has sent requests to all of its principal providers of services and component parts to advise the Company of their progress in making their internal systems Year 2000 compliant. The Company believes it has a sufficient base of critical component suppliers so that if any supplier is unable to deliver parts due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to its operations. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources on terms comparable with that of its current suppliers. The Company has identified one critical service supplier (its bank), the failure of whose systems for an extended period for any reason, including Year 2000 problems, could cause financially material adverse consequences to the Company. The bank has provided assurance in writing to the Company that its systems now are Year 2000 compliant.

    With respect to its internal systems, the Company has undertaken an assessment of its vulnerability to the Year 2000 issue. The Company does not rely on electronic interaction with customers or vendors, and has in recent years relied almost entirely on purchased off-the-shelf software packages for both business and engineering purposes. These packages have not been materially customized by the Company for its purposes. These software packages run on a personal computer-based local area network which was installed by the Company in 1993, and which has been upgraded as needed since then. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with maintenance contracts, and test evaluations of the software. Systems critical to the business which have been identified as vulnerable to the Year 2000 problem have been replaced with new software or corrected by upgrades available from vendors. The Company is currently in the process of making all other non-critical systems Year 2000 compliant and the Company anticipates that this will be done by the end of November 1999. Outside companies such as vendors, major customers, service suppliers, communications providers and banks have been asked to verify their Year 2000 readiness and the Company has tested interaction with such systems where appropriate. The assessment has been completed utilizing the Company's existing resources.. To date, the Company has incurred less than $35,000 on efforts directed towards Year 2000 compliance (most of which was the replacement of a software application that was primarily undertaken to improve efficiency in sales management) and expects to incur a total of less than $50,000 when the process of making the Company's internal systems Year 2000 compliant is completed, although there can be no assurance that the Company will not incur costs in excess of such amount in connection therewith.

    The Company has concluded, based on this assessment, that all of the Company's critical business systems software is Year 2000 compliant, and all other non-critical systems will be Year 2000 compliant by the end of November 1999, and that the Year 2000 issue is not likely to have a material impact on the Company's operations. However, there can be no assurances that the systems or software of third parties on which the Company relies will be timely converted and the Company may be adversely affected by the failure of such a third party to become Year 2000 compliant. In the event that any such third party fails to be compliant, the Company will have to make arrangements, if necessary, with alternate third parties to obtain the products and services that were previously provided by such non-compliant third party.

EURO CURRENCY

    The Company derived approximately 56% of its revenue from continuing operations in fiscal 1999 from its operations in Germany and England. Historically, transactions in Europe have been denominated in a variety of currencies.

    Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the Euro and adopted the Euro as their common legal currency. During the three-year transition, the Euro will be available for non-cash transactions and legacy currencies will remain legal tender. Ferrofluidics GmbH, the Company's German subsidiary, is continuing to address the Euro impact on its business, including the ability to handle the conversion in the accounting and other information systems, ability of foreign banks to report on dual currencies, the legal and contractual implications of contracts, and reviewing pricing strategies. The Company expects that any additional modifications to its operations and systems will be completed on a timely basis and does not believe the conversion will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to successfully modify all systems and contracts to comply with the Euro requirements on a timely basis.

DISTRIBUTION AGREEMENTS

    For the year ended July 3, 1999, GmbH derived approximately 76% of its revenue (42.4% of the Company's consolidated revenues) from the sales of products under distribution agreements with manufacturers other than the Company. The reliance on these distribution agreements subjects GmbH to certain risks, including continuation of the agreements, geographic exclusivity and availability of inventory. In fiscal 1998, one of Ferrofluidics GmbH's main suppliers reduced the geographic exclusivity from continental Europe to the United Kingdom and Spain. The reduction in distribution territory resulted in a decrease in sales of $1,000,000 in fiscal 1999. There can be no assurance that GmbH will be able to maintain its distribution agreements at the current levels and failure to do so could have an adverse impact on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, changes in revenues in the Company's components, fluids and thin film deposition businesses, expected working capital needs of the continuing operations, a material change in the market conditions within the semiconductor industry and, changes in management's assessments regarding the Company's obligations under outstanding purchase orders, ability to fulfill existing sales order backlog, the ability to collect accounts receivable relating to the discontinued Systems Division, the possibility of operations of the Systems Division through the end of the phase-out period (which is expected to end on or about October 2, 1999) being less than break-even, and failure of the Company's systems or software, or the systems or software of a third party on which the Company relies to be Year 2000 compliant, the ability of GmbH to comply with the Euro requirements on a timely basis and the ability of GmbH to maintain its distribution agreements at the current levels. For additional information concerning these and other important factors, which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company maintains foreign operations in England and Germany and conducts business in many other countries. As a result of these international activities, the Company is exposed to changes in foreign currency exchange rates, which could have some impact on the results of operations. The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of forward exchange contracts.

    The Company enters into forward foreign exchange contracts as a balance sheet translation hedge for the remaining assets and liabilities of its wholly-owned Japanese subsidiary. This subsidiary uses the U.S. dollar as its functional currency and, as a result, the gains or losses on remeasurement are recorded in the statement of operations. At July 3, 1999, the Company had a one-month forward contract to sell 60 million Japanese Yen for $495,000.

    At July 3, 1999, the Company also had foreign currency exposure relating to its four subsidiaries located in Germany, the U.K., Spain and Italy. These subsidiaries use the local currency as their functional currency, and gains or losses on the translation of the local currency balance sheets and statements of operations are recorded as a separate component of stockholders' equity as other comprehensive income (loss). Relative to foreign currency exposures existing at July 3, 1999, a 10% unfavorable movement in foreign exchange rates would not significantly diminish the fair value of its financial instruments (approximately a 1% impact on consolidated equity). The estimate assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

    The Company engages neither in speculative nor derivative trading activities.

    The Company also is exposed to changes in interest rates primarily from its long-term Variable Rate Industrial Revenue Bond ("VRIRB"). Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in the interest rate on the VRIRB would adversely impact annual cash flows by $50,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)

Reports of Independent Auditors...............................................20

Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998..............21

Consolidated Statements of Operations for each of the three years in the period ended July 3, 1999.......................................22

Consolidated Statements of Stockholders' Equity for each
       of the three years in the period ended July 3, 1999....................23

Consolidated Statements of Cash Flows for each of the three years in the period ended July 3, 1999.......................................24

Notes to Consolidated Financial Statements....................................25

                         Report of Independent Auditors
                         ------------------------------


To the Stockholders and Directors of Ferrofluidics Corporation

    We have audited the accompanying consolidated balance sheets of Ferrofluidics Corporation as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 3, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ferrofluidics Corporation at July 3, 1999 and June 27, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ Ernst & Young LLP

Manchester, New Hampshire
August 20, 1999

                           FERROFLUIDICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         JULY 3, 1999 AND JUNE 27, 1998


ASSETS                                                                    1999               1998
------                                                                 -----------        -----------
Current Assets:
   Cash and cash equivalents                                           $ 8,038,000        $ 1,516,000
   Accounts receivable - trade, less allowance
     of $260,000 ($329,000 in 1998)                                      3,855,000         12,083,000
   Inventories                                                           6,325,000         13,855,000
   Advances to suppliers                                                      --              578,000
   Prepaid and other current assets                                        246,000            783,000
                                                                       -----------        -----------
Total Current Assets                                                    18,464,000         28,815,000
                                                                       -----------        -----------

Property, plant and equipment, at cost, net of
   accumulated depreciation of $11,205,000 ($12,462,000 in 1998)         6,403,000          8,826,000
Cash value of life insurance, net                                        2,097,000          1,921,000
Deferred income taxes, net                                               1,139,000          3,154,000
Other assets, net                                                          820,000          1,303,000
                                                                       -----------        -----------
TOTAL ASSETS                                                           $28,923,000        $44,019,000
                                                                       ===========        ===========

LIABILITIES
-----------
Current Liabilities:
   Bank notes payable                                                  $        --        $ 9,710,000
   Accounts payable                                                      1,627,000          3,860,000
   Customer deposits                                                            --          2,777,000
   Accrued expenses and other current liabilities                        1,742,000          4,286,000
                                                                       -----------        -----------
Total Current Liabilities                                                3,369,000         20,633,000
                                                                       -----------        -----------

Long-term debt obligation                                                5,000,000          5,000,000
Other liabilities                                                           25,000            185,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding - none                                --                 --
Common stock, $.004 par value, authorized
   12,500,000 shares, outstanding 6,226,675 (6,218,581 in 1998)             25,000             25,000
Additional paid-in capital                                              36,764,000         36,738,000
Accumulated deficit                                                    (12,600,000)       (17,443,000)
Accumulated other comprehensive loss                                    (1,461,000)        (1,119,000)
                                                                       -----------        -----------
                                                                        22,728,000         18,201,000
Treasury stock, at cost (553,998 shares)                                 2,199,000                 --
                                                                       -----------        -----------
Total Stockholders' Equity                                              20,529,000         18,201,000
                                                                       -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $28,923,000        $44,019,000
                                                                       ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED JULY 3, 1999, AND JUNE 27, 1998, AND JUNE 28, 1997


                                                                           1999               1998               1997
                                                                        -----------        -----------        -----------

Net sales                                                               $23,143,000        $27,204,000        $23,856,000
Cost of sales                                                            13,568,000         14,959,000         12,036,000
                                                                        -----------        -----------        -----------
Gross profit                                                              9,575,000         12,245,000         11,820,000

Operating expenses:
   Engineering and product development expense                            2,387,000          1,977,000          1,907,000
   Selling, general and administrative expense                            7,182,000          8,099,000          9,569,000
                                                                        -----------        -----------        -----------
Operating income                                                              6,000          2,169,000            344,000

Interest income                                                             197,000             33,000             80,000
Interest expense                                                           (325,000)          (634,000)          (503,000)
Other income (expense), net                                                  (4,000)            52,000           (109,000)
                                                                        -----------        -----------        -----------
Income (loss) from continuing operations before income taxes               (126,000)         1,620,000           (188,000)

Income taxes (benefit)                                                      350,000             74,000           (448,000)
                                                                        -----------        -----------        -----------
Income (loss) from continuing operations                                   (476,000)         1,546,000            260,000

Discontinued operations--Note K:
   Income (loss) from operations of discontinued
     divisions, less applicable income taxes
     (benefit) of $(1,339,000) in 1998; and
     $(727,000) in 1997                                                          --         (5,018,000)         1,412,000
   Gain on disposal of discontinued division, less applicable income
     taxes of $1,400,000                                                  5,319,000                 --                 --
                                                                        -----------        -----------        -----------
Net income (loss)                                                       $ 4,843,000        $(3,472,000)       $ 1,672,000
                                                                        ===========        ===========        ===========

Per Share
Income (loss) from continuing operations:
   Basic                                                                $     (0.08)       $      0.25        $      0.04
   Diluted                                                              $     (0.08)       $      0.25        $      0.04

Income (loss) from discontinued operations:
   Basic                                                                $      0.87        $     (0.81)       $      0.23
   Diluted                                                              $      0.87        $     (0.81)       $      0.23

Net income (loss):
   Basic                                                                $      0.79        $     (0.56)       $      0.27
   Diluted                                                              $      0.79        $     (0.56)       $      0.27

Weighted average common shares outstanding:
   Basic                                                                  6,137,192          6,198,603          6,116,176
   Diluted                                                                6,137,192          6,232,429          6,196,070


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED JULY 3, 1999, AND JUNE 27, 1998, AND JUNE 28, 1997


                                                                                                        Accumulated
                                          Common Stock               Additional                            Other
                                    -------------------------         Paid-In         Accumulated       Comprehensive
                                     Shares         Par Value         Capital           Deficit             Loss
                                    ---------       ---------       -----------       ------------       -----------

BALANCE, JUNE 30, 1996              6,060,902        $24,244        $35,871,000       $(15,643,000)      $  (550,000)

Issuance of common stock for:
   Restricted stock plan,
     charge to operations              93,762            375            511,000                 --                --
   Exercise of options                 33,138            132            166,000                 --                --
Redemption of stock for                (9,540)           (38)           (71,000)                --                --
   taxes

Net income                                 --             --                 --          1,672,000                --
Current year translation
   adjustments                             --             --                 --                 --          (400,000)

Comprehensive income                       --             --                 --                 --                --
                                    ---------        -------        -----------       ------------       -----------

BALANCE, JUNE 28, 1997              6,178,262         24,713         36,477,000        (13,971,000)         (950,000)
                                    ---------        -------        -----------       ------------       -----------

Issuance of common stock
   for restricted stock
   plan, charge to                     44,531            236            287,000                 --                --
   operations
Redemption of stock for                (4,212)           (17)           (26,000)                --                --
   taxes

Net loss                                   --             --                 --         (3,472,000)               --
Current year translation
   adjustments                             --             --                 --                 --          (169,000)

Comprehensive loss                         --             --                 --                 --                --
                                    ---------        -------        -----------       ------------       -----------

BALANCE, JUNE 27, 1998              6,218,581         24,932         36,738,000        (17,443,000)       (1,119,000)
                                    ---------        -------        -----------       ------------       -----------

Issuance of common stock
   for restricted stock
   plan, charge to                      9,828             39             31,000                 --                --
   operations
Redemption of stock for                (1,734)            (7)            (5,000)                --                --
   taxes
Purchase of treasury stock                 --             --                 --                 --                --

Net income                                 --             --                 --          4,843,000                --
Current year translation
   adjustments                             --             --                 --                 --          (342,000)

Comprehensive income                       --             --                 --                 --                --
                                    ---------        -------        -----------       ------------       -----------

BALANCE, JULY 3, 1999               6,226,675        $24,964        $36,764,000       $(12,600,000)      $(1,461,000)
                                    =========        =======        ===========       ============       ===========



                                     Treasury
                                       Stock            Total
                                    -----------      -----------

BALANCE, JUNE 30, 1996                               $19,702,244

Issuance of common stock for:
   Restricted stock plan,
     charge to operations                                511,375
   Exercise of options                                   166,132
Redemption of stock for                                  (71,038)
   taxes

Net income                                             1,672,000
Current year translation
   adjustments                                          (400,000)
                                                     -----------
Comprehensive income                                   1,272,000
                                                     -----------

BALANCE, JUNE 28, 1997                                21,580,713
                                                     -----------

Issuance of common stock
   for restricted stock
   plan, charge to                                       287,236
   operations
Redemption of stock for                                  (26,017)
   taxes

Net loss                                              (3,472,000)
Current year translation
   adjustments                                          (169,000)
                                                     -----------
Comprehensive loss                                    (3,641,000)
                                                     -----------

BALANCE, JUNE 27, 1998                                18,200,932
                                                     -----------

Issuance of common stock
   for restricted stock
   plan, charge to                                        31,039
   operations
Redemption of stock for                                   (5,007)
   taxes
Purchase of treasury stock          $(2,199,000)      (2,199,000)

Net income                                   --        4,843,000
Current year translation
   adjustments                               --         (342,000)
                                                     -----------
Comprehensive income                         --        4,501,000
                                    -----------      -----------

BALANCE, JULY 3, 1999               $(2,199,000)     $20,528,964
                                    ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED JULY 3, 1999, AND JUNE 27, 1998, AND JUNE 28, 1997


                                                                   1999                 1998                  1997
                                                                -----------          -----------           ----------

Cash flows from operating activities:
   Net income (loss)                                            $ 4,843,000          $(3,472,000)          $1,672,000
   Adjustments to reconcile net income (loss) to cash flow
     provided by (used in) operating activities:
       Depreciation and amortization                              1,458,000            1,818,000            1,602,000
       Deferred income taxes (credits)                            2,015,000           (1,339,000)          (1,200,000)
       Increase in cash surrender value                            (176,000)            (170,000)             (20,000)
       Gain on disposal of discontinued division                 (6,719,000)                  --                   --
       Stock-related compensation                                    31,000              287,000              511,000
       Foreign currency transaction (gains) losses                  (33,000)              94,000              217,000
       Other                                                       (865,000)             (28,000)            (524,000)
   Changes in operating assets and liabilities:
       Accounts receivable, net                                   8,144,000            1,432,000           (1,144,000)
       Inventories                                                4,684,000            1,326,000           (1,632,000)
       Prepaid and other current assets                           1,236,000              451,000              764,000
       Accounts payable and accrued expenses                     (4,834,000)            (760,000)            (463,000)
       Customer deposits                                         (2,778,000)             352,000           (1,936,000)
                                                                -----------          -----------           ----------
Net cash provided by (used in) operating activities               7,006,000               (9,000)          (2,153,000)
                                                                -----------          -----------           ----------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                    (969,000)          (2,399,000)          (1,249,000)
   Proceeds from sale of assets                                   1,655,000               70,000               37,000
   Proceeds from disposal of Systems Division                    10,800,000                   --                   --
   Other                                                                 --               90,000                   --
                                                                -----------          -----------           ----------
Net cash provided by (used in) investing activities              11,486,000           (2,239,000)          (1,212,000)
                                                                -----------          -----------           ----------

Cash flows from financing activities:
   Proceeds from (repayments of) short-term borrowings           (9,710,000)           2,929,000            2,519,000
   Purchase of treasury stock                                    (2,199,000)                  --                   --
   Exercise of stock options                                             --                   --              166,000
                                                                -----------          -----------           ----------
Net cash provided by (used in) financing activities             (11,909,000)           2,929,000            2,685,000
                                                                -----------          -----------           ----------

Effect of currency rate changes on cash                             (61,000)             (48,000)            (138,000)
                                                                -----------          -----------           ----------
Net increase (decrease) in cash and cash equivalents              6,522,000              633,000             (818,000)
Cash and cash equivalents at beginning of year                    1,516,000              883,000            1,701,000
                                                                -----------          -----------           ----------
Cash and cash equivalents at end of year                        $ 8,038,000          $ 1,516,000           $  883,000
                                                                ===========          ===========           ==========


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
    Ferrofluidics Corporation (the "Company") is a multinational company engaged principally in developing, manufacturing and marketing ferrofluids (magnetic fluids) and rotary sealing devices based on or derived from its proprietary ferrofluid technology. Note K to these consolidated financial statements describes the discontinuance of the Company's Crystal Growing Systems business. In addition, in December 1998, the Company also decided to discontinue the Component Parts business of its wholly-owned Japanese subsidiary (Ferrofluidics Japan Corporation ("FJC")). The Company plans to dissolve FJC in fiscal 2000. Information on the Company's operations by segment and geographic area are included in Note I.

    Approximately 30% of the Company's sales are attributable to the semiconductor industry, which can experience cyclical fluctuations. A prolonged decline in the semiconductor industry could have, and has in the past had, a materially adverse effect on the Company's operating results.

FISCAL YEAR
    The Company has a 52 or 53-week year ending on the Saturday nearest June 30. Accordingly, the 1999, 1998 and 1997 fiscal years ended July 3, 1999, June 27 and June 28, respectively,

PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

USE OF ESTIMATES
    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consist of cash on hand, money market funds with original maturities of less than 90 days and certificates of deposit that can be liquidated without penalty.

FAIR VALUE OF FINANCIAL INSTRUMENTS
    The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term maturity of these instruments. Forward foreign exchange contracts not designated to hedge specific receivables are valued at the spot exchange rate in effect on the balance sheet date.

    The carrying amount of the Company's long-term debt obligation under its Variable Rate Industrial Revenue Bond approximates fair value because the interest rate is at a variable rate of interest generally keyed to short-term nontaxable rates.

CONCENTRATION OF CREDIT RISK
    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. Such investments are often in excess of the FDIC insurance limit.

    The Company performs ongoing credit evaluations of its customers' financial condition and, under certain conditions, requires collateral from its foreign unaffiliated customers in the form of irrevocable letters of credit or other acceptable guarantees. With regard to the Company's Components, Distributed Products and Fluids segments, concentrations of trade credit risk are limited due to the large number of customers and their dispersion across many different geographical regions.

INVENTORIES
    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following elements at July 3, 1999 and June 27, 1998:

                                                1999             1998
                                             -----------      -----------

      Raw materials and purchased parts      $ 1,756,000      $ 6,348,000
      Work-in-process                          1,725,000        2,650,000
      Finished goods                           2,844,000        4,857,000
                                             -----------      -----------
                                             $ 6,325,000      $13,855,000
                                             ===========      ===========

    The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At July 3, 1999 and June 27, 1998, outstanding purchase commitments pursuant to these contracts totaled approximately $1,244,000 and $7,000,0000, respectively.

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment are recorded at cost. Depreciation on machinery and equipment and furniture and fixtures is computed on a straight-line method over estimated useful lives of three to eight years; leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvements. Depreciation on buildings and building improvements is computed using the straight-line method over estimated lives of ten to thirty years. Depreciation charges for assets begin in the month after the asset is placed in service.

       Property, plant and equipment consisted of the following at July 3, 1999 and June 27, 1998:

                                                         1999           1998
                                                      -----------    -----------

Land and improvements                                 $   330,000    $   330,000
Buildings and improvements                              7,875,000      8,072,000
Machinery and equipment                                 4,578,000      5,730,000
Furniture, fixtures and vehicles                        4,533,000      5,597,000
Construction in process                                   292,000      1,559,000
                                                      -----------    -----------
                                                       17,608,000     21,288,000
Less:  Accumulated depreciation and amortization       11,205,000     12,462,000
                                                      -----------    -----------
                                                      $ 6,403,000    $ 8,826,000
                                                      ===========    ===========

INTANGIBLE ASSETS
    At July 3, 1999, the Company had recorded goodwill in an amount of $1,023,000, which is included on the accompanying balance sheet with other assets, resulting from the acquisition in fiscal 1989 of Ferrofluidics GmbH, a wholly-owned subsidiary. This amount is being amortized over a 16-year life on a straight-line basis. Accumulated amortization as of July 3, 1999 and June 27, 1998 amounted to $642,000 and $578,000, respectively.

    All other intangible assets, including patents and trademarks, are recorded at cost and amortized on a straight-line basis over their estimated useful lives, generally ten years.

INCOME TAXES
    Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

REVENUE RECOGNITION
    The Company recognizes revenue upon shipment of products to the customer.

PRODUCT DEVELOPMENT EXPENSES
    Product development expenditures are charged to expense when incurred. The Company spent $1,373,000, $890,000, and $685,000 for product development during 1999, 1998, and 1997, respectively, from continuing operations.

TRANSLATION OF FOREIGN CURRENCIES
    The Company translates the assets and liabilities of its foreign subsidiaries whose functional currency is other than the U.S. dollar at the exchange rates in effect at the balance sheet date. Income statement amounts are translated at average exchange rates for the period. Translation adjustments are reported in other comprehensive income (loss). In addition, the Company recognizes, in current income, gains or losses from the remeasurement of transactions denominated in currencies other than the Company's functional currencies. The effect on the statements of operations of transaction gains and losses is insignificant to all years presented.

FOREIGN EXCHANGE CONTRACTS
    The Company, from time to time, enters into forward foreign exchange contracts to hedge against adverse exchange losses on certain assets or liabilities denominated in a foreign currency. Market value gains and losses are recognized, with the resulting credit or debit offsetting foreign exchange gains or losses on those instruments. At July 3, 1999, there was one foreign exchange contract outstanding to sell 60 million Japanese Yen at 121.30 per U.S. Dollar, or $495,000, for delivery, at the Company's option, between June 28 and July 15, 1999, in which there was no material exchange gain or loss.

STOCK-BASED COMPENSATION
    The Company has stock-based compensation programs and has elected to account for them in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, except for restricted stock awards, recognizes no compensation expense for the stock option grants (see Note H).

EARNINGS PER SHARE
    Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share.

STATEMENT OF CASH FLOWS
    For the years ended July 3, 1999, June 27, 1998 and June 28, 1997, cash payments for income taxes amounted to $80,000, $20,000 and $473,000, respectively. Cash payments for interest in each of the three years amounted to $533,000, $1,092,000 and $795,000, respectively.

COMPREHENSIVE INCOME
    The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income in the first quarter of fiscal 1999. Statement 130 established new rules for reporting and disclosure of comprehensive income and its components. Such disclosure, however, has no impact on the Company's results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a reporting period which is a result of certain transactions and other events and circumstances, but not including transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is from foreign currency translation adjustments. The Company has elected to disclose comprehensive income in its Consolidated Statements of Stockholders' Equity.

    The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
    In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

RECLASSIFICATION
    Certain amounts for fiscal years 1998 and 1997 have been reclassified to conform with the presentation of similar amounts in fiscal year 1999.


B.   CASH VALUE OF LIFE INSURANCE

    At July 3, 1999 and June 27, 1998, the Company had two single-premium life insurance policies on the life of a former CFO. The policies had an aggregate cash value of $2,232,000 and $2,075,000 at July 3, 1999 and June 27, 1998,
respectively, against which the Company had $2,232,000 and $2,064,000, respectively, in loans and accrued interest outstanding at an interest rate of 8%.

    In addition, the Company has recorded its interest in the value of certain key man life insurance policies under split-dollar agreements with a former CEO of $2,097,000 and $1,910,000 at July 3, 1999 and June 27, 1998, respectively.
This former CEO's estate is the principal beneficiary of the aggregate face value of these policies of approximately $8,000,000, from which the Company will receive, upon death or surrender, an amount equal to the premiums paid by the Company plus interest at the rate of 6%.


C.   INCOME TAXES

    Income (loss) from continuing operations before income taxes for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 was taxed in the following jurisdictions:

                                     1999              1998           1997
                                  -----------       ----------      ---------

     Domestic                     $(1,031,000)      $  642,000      $(392,000)
     Foreign                          905,000          978,000        204,000
                                  -----------       ----------      ---------
     Total                        $  (126,000)      $1,620,000      $(188,000)
                                  ===========       ==========      =========

Significant components of the provision for income taxes (benefit) from continuing and discontinued operations are as follows:

                                     1999             1998             1997
                                  ----------       -----------      -----------

     Continuing operations        $  350,000       $    74,000      $  (448,000)
     Discontinued operations       1,400,000        (1,339,000)        (727,000)
                                  ----------       -----------      -----------
     Total                        $1,750,000       $(1,265,000)     $(1,175,000)
                                  ==========       ===========      ===========

The components of the provision for income taxes (benefit) attributable to continuing operations are as follows:

                                      1999              1998             1997
                                    --------          -------         ---------
Current:
   Federal                          $     --          $    --         $      --
   State                                  --               --                --
   Foreign                          (265,000)          74,000            19,000
                                    --------          -------         ---------
Total current                       (265,000)          74,000            19,000
                                    --------          -------         ---------
Deferred:
   Federal                              --                 --          (467,000)
   State                                --                 --                --
   Foreign                           615,000               --                --
                                    --------          -------         ---------
Total deferred                       615,000               --          (467,000)
                                    --------          -------         ---------
Total income taxes                  $350,000          $74,000         $(448,000)
                                    ========          =======         =========

The following is a reconciliation between the statutory provision for federal income taxes and the effective income taxes from continuing operations for the years ended July 3, 1999, June 27, 1998 and June 28, 1997:

                                                               1999            1998            1997
                                                             --------       ---------       ---------

Income tax expense (benefit) at federal statutory rate       $(43,000)      $ 551,000       $ (64,000)

Change in valuation allowance                                  58,000        (633,000)       (194,000)
Foreign income taxes at differing
  statutory rates                                             100,000         138,000         (24,000)
Restricted stock compensation                                      --         (31,000)       (109,000)
Adjustment to estimated income tax accruals                   230,000              --         (82,000)
Meals and entertainment expenses disallowed                     5,000          20,000          25,000
Other                                                              --          29,000              --
                                                             --------       ---------       ---------
Income tax expense (benefit)                                 $350,000       $  74,000       $(448,000)
                                                             ========       =========       =========

The components of the net deferred tax asset as of July 3, 1999 and June 27, 1998 were as follows:

                                                    1999               1998
                                                 -----------        -----------
Deferred tax assets:
    Net operating loss carryforwards             $11,506,000        $11,408,000
    Capital loss carryforward                             --          1,821,000
    Compensation related items                        52,000            276,000
    Valuation allowances                             134,000            142,000
    Inventories                                      754,000          1,446,000
    Research and development credits                 150,000            150,000
    Alternative minimum tax credits                  186,000            186,000
    Other                                            128,000            613,000
                                                 -----------        -----------
Total deferred tax assets                         12,910,000         16,042,000

Valuation allowance for deferred tax assets      (11,210,000)       (12,217,000)
                                                 -----------        -----------
Net deferred tax assets                            1,700,000          3,825,000

Deferred tax liabilities:
    Depreciable assets                              (561,000)          (461,000)
    Other                                                 --           (210,000)
                                                 -----------        -----------
Total deferred tax liabilities                      (561,000)          (671,000)
                                                 -----------        -----------

Net deferred tax assets                          $ 1,139,000        $ 3,154,000
                                                 ===========        ===========

    Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $200,000 at July 3, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. However, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $20,000 would be payable upon remittance of all previously unremitted earnings at July 3, 1999.

    FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty about the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $11,210,000 has been established at July 3, 1999.

    As of July 3, 1999, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $33,697,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.


D.   SHORT-TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

    As of July 3, 1999 and June 27, 1998, the Company and its subsidiaries have the following debt obligations outstanding:

                                                     1999            1998
                                                  ----------      -----------

  Revolving line of credit                        $       --      $ 7,749,000
  1984 Industrial Revenue Bond                     5,000,000        5,000,000
  Bank notes                                              --        1,961,000
                                                  ----------      -----------
                                                   5,000,000       14,710,000
  Less: current portion of debt obligations               --        9,710,000
                                                  ----------      -----------
  Long-term debt obligation                       $5,000,000      $ 5,000,000
                                                  ==========      ===========

    In fiscal 1985, the Company secured long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest generally keyed to short-term nontaxable rates, and has a seven-day call feature. The interest rate at July 3, 1999 was 4.02%. The proceeds from these bonds were used to fund the construction of the Company's Nashua, New Hampshire facility and the purchase of machinery and equipment. The VRIRB is payable in full on September 1, 2004 and is guaranteed by a bank stand-by letter of credit (through August 16, 2000) which is a part of the credit facility extended to the Company by a bank as described below.

    Prior to September 23, 1998, the Company had a credit facility with a bank which provided the Company with a total credit of approximately $13,900,000, including approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 VRIRB, and a $8,500,000 revolving line of credit for working capital purposes. As further discussed below, the credit facility was amended and decreased in September 1998. The stand-by letter of credit has a one-year term, which expires in August 2000 and has a fee of 1% per year. The revolving line of credit bore interest at the bank's prime rate plus 1% with a fee of 1/8% on the unused portion. The credit facility is collateralized by substantially all of the assets of the Company.

    In February 1997, the Company obtained an additional increase of approximately $1,500,000 in the credit facility from its bank in the form of a stand-by letter of credit to secure a customer prepayment received with an order for crystal growing systems. Subsequent to the shipment of the systems, the letter of credit was rewritten into a 90-day promissory note. The $1,500,000 promissory note, which was renewed on June 30, 1998, bore interest at the same rate as the revolving credit line. On September 23, 1998, in connection with the Systems Division Sale (see Note K), the note was paid off.

    On September 23, 1998, in connection with the Systems Division Sale, the Company used a portion of the cash proceeds to pay off the then outstanding balance of the line of credit. As a result of the Systems Division Sale, the Company and its bank agreed to reduce the maximum available borrowings under the line of credit agreement from $8,500,000 to $2,000,000. See Note K to the Consolidated Financial Statements for additional discussion of the Systems Division Sale.

    As of June 30, 1999, the bank has agreed to renew the revolving line of credit agreement at a level of $2,500,000. Interest on the line will be at prime plus .75% per year (8.5% at July 3, 1999). Under the new arrangement with its bank, the Company will have available to it a total credit facility of approximately $7,900,000, which includes the $5,400,000 standby letter of credit for the Company's VRIRB and the revolving line of credit. The credit facility is collateralized by substantially all of the assets of the Company. At July 3, 1999, there were no borrowings outstanding under the line. The line will expire in November 1999.

    During 1996, the Company borrowed $800,000 in the form of an installment note with its bank in order to finance the capital expansion of its in-house machine shop. The note, which was payable upon demand, was being amortized in 59 monthly installments of $16,899 with a final payment due on January 25, 2001 of $21,151. The note bore interest at 9.75% and was collateralized by the machinery and equipment acquired. In March 1999, the Company paid off the then outstanding balance of the note.

    In addition, the Company, through its wholly-owned foreign subsidiaries, has various short-term financing arrangements with local banks totaling approximately $280,000 at July 3, 1999. Approximately $140,000 and $110,000 were borrowed against one of these facilities during fiscal 1999 and 1998, respectively, and repaid prior to the end of the fiscal year. The weighted average interest rates during the year on these facilities ranged from 6.71% to 24.0%, and the interest rates at July 3, 1999 ranged from 6.25% to 24.0%.


E.     COMMITMENTS AND CONTINGENCIES

    The Company has entered into operating leases for office space and equipment. Future minimum aggregate lease payments for the five years subsequent to fiscal 1999 amount to: $268,000 in 2000; $84,000 in 2001; $72,000 in 2002;
$64,000 in 2003; and $64,000 in 2004. Rent expense under operating leases amounted to $433,000 in 1999, $446,000 in 1998 and $489,000 in 1997.

    During fiscal 1999, the Company entered into a royalty agreement with Ferrotec Corporation ("Ferrotec", formerly Nippon Ferrofluidics Corporation), a Japanese corporation, whereby the Company agreed to pay Ferrotec a 5% royalty on all sales of Vacuum Rotary Feedthrough Seals and agreed to discontinue the sale of such feedthroughs in Japan. The agreement expires on December 31, 2005. For fiscal 1999, the Company incurred $272,000 in royalty expense under this agreement.

    In May 1999, the Company leased approximately 10,000 square feet in its headquarters in Nashua to an unaffiliated company. The operating lease expires in May 2002. Future minimum lease payments to be received for the three years subsequent to fiscal 1999 amount to: $148,000 in 2000; $152,000 in 2001; and $128,000 in 2002.

    During 1997, the Company terminated its agreement to lease to a third party approximately 11,000 square feet of its headquarters office in Nashua in exchange for payment to the tenant of $100,000, which was charged to operations during fiscal 1997. The Company received total lease payments of $28,000 in 1997 from this third party.

    In connection with the sale of the Company's former UK Subsidiary, AF Technologies, Ltd. (AF) in June 1990, the Company agreed to provide a guarantee of the lease of AF's facility, in the amount of (pound)300,000, which amount was deposited in an interest-bearing escrow account under the terms of the guarantee. In view of the uncertainty of the collectibility of the deposit, an allowance of $265,000 was established. In June 1997, the Company was notified by the landlord of the property that the tenant had accumulated approximately $112,000 of arrearages under the lease, and that the landlord intended to draw that amount from the escrow deposit. During fiscal 1999, this matter was settled by negotiations, and the Company agreed to accept a return of (pound)76,000 ($122,000), including accrued interest, on the deposit in exchange for release of any further obligation under the guarantee. As a result, the Company charged a net amount of $104,000 to operations during fiscal 1999.

    At July 3, 1999, the Company had possible indemnification liabilities to its former CFO in connection with the single premium, paid-up life insurance policies described in Note B. The unrecorded portion of this contingent liability ranges from a nominal amount to $150,000.


F.     EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                         1999                  1998                   1997
                                                      ----------            -----------            ----------
Numerator:
    Income (loss) from continuing operations          $ (476,000)           $ 1,546,000            $  260,000
    Income (loss) from discontinued operations         5,319,000             (5,018,000)            1,412,000
                                                      ----------            -----------            ----------
    Net income (loss)                                 $4,843,000            $(3,472,000)           $1,672,000
                                                      ==========            ===========            ==========

Denominator:
    Denominator for basic earnings per share -
      weighted average shares                          6,137,192              6,198,603             6,116,176

    Effect of dilutive securities:
      Employee stock options                                  --                  1,763                 5,047
      Non-vested restricted stock awards                      --                 32,063                74,847
                                                      ----------            -----------            ----------
      Dilutive potential common shares                        --                 33,826                79,894
                                                      ----------            -----------            ----------


    Denominator for diluted earnings per share -
      adjusted weighted average shares                 6,137,192              6,232,429             6,196,070
                                                      ==========            ===========            ==========

Per Share:

Income (loss) from continuing operations:
    Basic                                             $    (0.08)           $      0.25            $     0.04
    Diluted                                           $    (0.08)           $      0.25            $     0.04

Income (loss) from discontinued operations:
    Basic                                             $     0.87            $     (0.81)           $     0.23
    Diluted                                           $     0.87            $     (0.81)           $     0.23

Net income (loss):
    Basic                                             $     0.79            $     (0.56)           $     0.27
    Diluted                                           $     0.79            $     (0.56)           $     0.27

At July 3, 1999, June 27, 1998, and June 28, 1997, options and warrants to purchase 673,505 shares at prices ranging from $3.16 to $13.00 per share, 443,259 shares at prices ranging from $6.13 to $13.50 per share and 688,987 shares at prices ranging from $9.00 to $15.25 per share, respectively, of common stock were anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

G.     COMMON STOCK

    At July 3, 1999, an aggregate of 673,505 shares of the Company's common stock had been reserved for issuance in connection with the nonqualified and incentive stock option plans, the restricted stock plan and stock purchase warrants outstanding (see Note H). In addition, 230,613 shares of the Company's common stock were available for future grants of options under the nonqualified and incentive stock option plans and the restricted stock plan.

SHAREHOLDER RIGHTS PLAN
    On August 3, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock of the Company to stockholders of record as of the close of business on August 19, 1994 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company, upon the occurrence of certain events, a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share (the "Preferred Stock"), at a cash exercise price of $25.00 per Unit (the "Exercise Price"), subject to adjustment.

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

STOCK REPURCHASE PROGRAM
    On February 23, 1999, the Company's Board of Directors authorized a stock repurchase program pursuant to which up to 1,000,000 shares of its common stock may be purchased in the open market, as market and business conditions warrant, over the next year. During the period ended July 3, 1999, the Company repurchased a total of 553,998 shares of common stock for $2,199,000 (652,498 shares through August 20, 1999) and is holding such shares as treasury stock.

H.     EMPLOYEE BENEFIT PLANS

RESTRICTED STOCK PLAN
    In 1994, the Board of Directors adopted, and the stockholders approved, the Ferrofluidics Corporation 1994 Restricted Stock Plan (the "Restricted Stock Plan"). Persons eligible to participate in the Restricted Stock Plan are those full or part-time officers and other employees of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. Under the Restricted Stock Plan, the maximum number of shares of common stock that may be reserved and authorized for issuance by the Board of Directors may not exceed five percent of the total number of outstanding shares of common stock at the time of any award of restricted stock. Upon adoption of the plan, the Board of Directors initially reserved and authorized 271,000 shares of common stock for issuance, which represented not more than five percent of the outstanding shares of common stock as of the date of adoption. The grants are valued at the fair market value of the common stock on the date of grant and generally vest at a rate of 33-1/3% per year beginning one year from the date of grant. The charge to operations in connection with these restricted stock awards for the years ended July 3, 1999 and June 27, 1998 and June 28, 1997 amounted to $31,000, $287,000 and $511,000, respectively.

    A summary of the changes in outstanding shares of restricted stock for the years ended July 3, 1999 and June 27, 1998 and June 28, 1997 is set forth below:

                                                                    Weighted
                                                       Shares     Average Price

OUTSTANDING, JUNE 30, 1996                            145,073        $ 6.80
   Granted                                             10,000         12.50
   Forfeited                                           (2,454)         8.87
   Vested                                             (93,762)         6.56
                                                      -------
OUTSTANDING, JUNE 28, 1997                             58,857        $ 8.06
   Granted                                                 --            --
   Forfeited                                           (4,500)        11.28
   Vested                                             (44,531)         7.37
                                                      -------
OUTSTANDING, JUNE 27, 1998                              9,826        $ 9.75
   Granted                                                 --            --
   Forfeited                                               --            --
   Vested                                              (9,826)         9.75
                                                      -------
OUTSTANDING, JULY 3, 1999                                  --            --
                                                      =======


NONQUALIFIED AND INCENTIVE STOCK OPTION PLANS
    The Company has a Nonqualified Stock Option Plan for its employees which was adopted in 1984 (the "1984 Plan"). During fiscal year 1995, the 1984 Plan's term expired and, accordingly, no further shares may be granted thereunder. The exercise price of the options granted under the plan is not less than the fair market value of the stock at the date of the grant. Under the 1984 Plan, 800,000 shares of the Company's common stock were made available for grant.

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

    Generally, options granted by the Company are exercisable at rates of 25% to 100% per year beginning one or two years after the date of the grant, and expire from five to ten years from the grant date. A summary of the changes in outstanding stock options under the three plans discussed above for fiscal 1997, 1998 and 1999 is set forth below:

                                                                                                                    Weighted Average
                                                                            Shares                                   Exercise Price
                                             -----------------------------------------------------------------       --------------
                                                                                    "1995
                                             "1984 Plan"        "1995 Plan"     Incentive Plan"         Total
                                             -----------        -----------     ---------------        -------

OUTSTANDING, JUNE 30, 1996                     187,929            71,925            405,550            665,404           $11.21
Granted                                             --                --             95,210             95,210             8.41
Canceled/expired                               (58,416)          (11,363)           (20,500)           (90,279)           13.23
Exercised                                      (33,138)               --                 --            (33,138)            5.00
                                               -------            ------            -------            -------

OUTSTANDING, JUNE 28, 1997                      96,375            60,562            480,260            637,197           $10.83
Granted                                             --                --            115,000            115,000             4.68
Canceled/expired                               (96,375)           (2,063)          (125,000)          (223,438)           12.63
Exercised                                           --                --                 --                 --               --
                                               -------            ------            -------            -------

OUTSTANDING, JUNE 27, 1998                          --            58,499            470,260            528,759           $ 8.73
Granted                                             --            25,000            278,330            303,330             3.78
Canceled/expired                                    --           (50,874)          (119,710)          (170,584)            8.89
Exercised                                           --                --                 --                 --               --
                                               -------            ------            -------            -------

OUTSTANDING, JULY 3, 1999                           --            32,625            628,880            661,505           $ 6.37
                                               =======            ======            =======            =======

     In November 1998, the Company repriced stock options previously issued to non-officers and non-directors of the Company between June 29, 1995 and January 2, 1998 under its 1995 Plans. A total of 170,584 options with exercise prices ranging from $7.63 to $10.21 per share were cancelled and replaced with 68,910 options at an exercise price of $3.81 per share. The conversion ratio of the previously issued options to the repriced options was computed using the Black-Scholes method of valuing options. These options are reflected in the table above as options granted and cancelled for fiscal 1999.

       The following table summarizes information about stock options outstanding at July 3, 1999:

                             Options Outstanding                                           Options Exercisable
-----------------------------------------------------------------------------        ------------------------------
                                          Weighted Average
                                              Remaining          Weighted                              Weighted
    Range of                                 Contractual          Average                               Average
Exercise Prices          Shares            Life (in years)     Exercise Price        Shares          Exercise Price
---------------          -------           ---------------     --------------        -------         --------------

$ 3.16 - $ 6.13          413,330                5.63              $ 4.01             365,830             $ 4.00
$ 9.00 - $ 13.00         248,175                6.41              $10.30             210,037             $10.48
                         -------                                                     -------

$ 3.16 - $ 13.00         661,505                5.92              $ 6.37             575,867             $ 5.54
                         =======                                                     =======

    As of July 3, 1999 and June 27, 1998 and June 28, 1997, options to purchase 575,867, 217,320 and 367,572 shares were exercisable at a weighted average exercise price of, $5.54, $9.93 and $11.51 per share, respectively.

STOCK PURCHASE WARRANTS
    Stock purchase warrants have been granted by the Board of Directors to officers, directors, key employees and to consultants of the Company, with the exercise price of the warrant not less than the fair market value of the stock on the date of grant. At July 3, 1999, June 27, 1998 and June 28, 1997, 12,000 shares, 14,500 shares, and 97,000 shares, respectively, of common stock were reserved for issuance upon the exercise of outstanding stock purchase warrants at prices, and subject to expiration dates, as set forth below:

                             Shares
   ------------------------------------------------------------
   JULY 3, 1999           June 27, 1998           June 28, 1997            Price          Expiration Date
   ------------           -------------           -------------           ------          ----------------

         --                       --                  62,500              $11.75          August 31, 1997
         --                       --                  20,000               11.00          October 27, 1997
     12,000                   14,500                  14,500                9.75          October 10, 2000
     ------                   ------                  ------
     12,000                   14,500                  97,000
     ======                   ======                  ======

    A summary of the changes in outstanding stock purchase warrants for the three years ended July 3, 1999 is set forth below:

                                                                Weighted Average
                                                       Shares    Exercise Price
                                                      -------    --------------

OUTSTANDING, JUNE 30, 1996                            259,829        $12.28
   Granted                                                 --            --
   Canceled/expired                                  (162,829)        12.87
   Exercised                                               --            --
                                                      -------
OUTSTANDING, JUNE 28, 1997                             97,000        $11.30
   Granted                                                 --            --
   Canceled/expired                                   (82,500)        11.57
   Exercised                                               --            --
                                                      -------
OUTSTANDING, JUNE 27, 1998                             14,500        $ 9.75
   Granted                                                 --            --
   Canceled/expired                                    (2,500)         9.75
   Exercised                                               --            --
                                                      =======
OUTSTANDING, JULY 3, 1999                              12,000        $ 9.75
                                                      =======

    At July 3, 1999, all 12,000 warrants were exercisable at a price of $9.75.

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

    The following pro-forma disclosures required by FAS 123 have been prepared as if the Company accounted for the stock options and warrants using the fair-value method of accounting (in thousands, except per share data):

                                                        1999     1998      1997
                                                       ------   -------   ------

Net income (loss), as reported                         $4,843   $(3,472)  $1,672
Pro-forma net income (loss)                             4,547    (3,607)     603

Net income (loss) per share, as reported - basic       $ 0.79   $ (0.56)  $ 0.27
Net income (loss) per share, as reported - diluted       0.79     (0.56)    0.27

Pro-forma net income (loss) per share - basic          $ 0.74   $ (0.58)  $ 0.10
Pro-forma net income (loss) per share - diluted          0.74     (0.58)    0.10

    The fair value of each option and warrant is estimated on the date of grant using the following weighted-average assumptions in fiscal 1999, 1998 and 1997:

                                                     1999       1998       1997
                                                     ----       ----       ----

Risk-free interest rate                              4.73%      5.57%      6.12%
Expected stock price volatility                      71.0%      60.0%      60.0%
Expected life of options and warrants (years)         1.4        2.0        4.3


    The weighted average fair value of options granted during the years ended July 3, 1999, June 27, 1998 and June 28, 1997 were $1.25, $1.62 and $4.47, respectively. For purposes of this disclosure, the Company amortizes the fair value of the options and warrants over the vesting period of the option or warrant. In estimating the fair value of each option the Company uses the Black-Scholes option valuation method. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, and because the FAS 123 fair value-based method of accounting has not been applied to options and warrants granted prior to July 1, 1996, the resulting pro-forma compensation costs are not necessarily indicative of costs to be expected in future years.

DEFERRED INCOME (401-K) PLAN
    The Company has an elective employees savings plan for all eligible employees. Ferrofluidics Corporation Tax Savings Deposit and Investment Plan (the "401-K Plan") is a qualified trust under Section 401(a) of the Internal Revenue Code and is, therefore, exempt from federal income taxes under the provisions of Section 501(a). The 401-K Plan allows an employee to contribute between 1% and 20% of his or her salary and bonus to the 401-K Plan, up to a maximum of $10,000 (for calendar 1998) per year (subject to annual adjustments based on increases in the consumer price index over the 1988 base year). In December 1993, the Board of Directors approved an annual Company match, effective January 1, 1994, of 50% of an employee's contribution of up to 4% of the employee's salary. In fiscal 1999, 1998 and 1997, the Company made matching contributions to the Plan, and corresponding charges to operations, in the amounts of $88,000, $105,000 and $155,000, respectively. The 401-K Plan consists of four equity funds, a fixed income fund, a balanced fund and a money market fund, and participants may choose to split their investments among funds.


I.   SEGMENT AND GEOGRAPHIC INFORMATION

    The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the Company is required to report information about its operating segments. SFAS No. 131 did not materially change the manner in which the Company's segments are reported; however, information for prior years has been restated to conform to the 1999 presentation.

    The Company's operations, after the discontinuation of the Systems Division, are conducted in three industry segments: component products which combines proprietary ferrofluid technology with applications engineering to develop a variety of products that provide state-of-the-art seals and sealing subsystems that seal the environment from a manufacturing process; ferrofluids for use in the Company's own engineered products, for use in home and automotive loudspeakers and nondestructive testing, and for use in sensors and stepper motors; and distributed products manufactured and/or distributed by GmbH. Sales among segments and geographic enterprises are accounted for at cost plus a reasonable profit. See Note K for a further discussion regarding discontinued operations.

    Segment operating profit (loss) includes all costs and expenses directly related to the segment. General corporate expenses principally represent the costs associated with managing all industry segments which were not specifically identified with a particular industry segment. General corporate assets consist primarily of cash and cash equivalents, deferred income tax assets, certain fixed assets, and other non-current assets, including cash surrender value of life insurance, net of loans, at July 3, 1999 and June 27, 1998, respectively.

    The following table presents financial information for the Company's industry segments from continuing operations for the years ended July 3, 1999, June 27, 1998 and June 28, 1997. All amounts are expressed in thousands of dollars.

                                                                      DISTRIBUTED
                                                        COMPONENTS     PRODUCTS      FLUIDS    CONSOLIDATED
                                                        ----------     --------      ------    ------------
YEAR ENDED JULY 3, 1999:
Sales to unaffiliated customers                          $11,096        $9,810       $2,237      $23,143
                                                                                                 =======

Segment operating profit                                   3,012           526          266      $ 3,804
General corporate expenses                                                                        (3,798)
                                                                                                 -------
    Operating income                                                                             $     6
                                                                                                 =======

Net identifiable assets, continuing operations            11,523         3,159        1,065      $15,747
Net identifiable assets, discontinued operations                                                   1,102
General corporate assets                                                                          12,074
                                                                                                 -------
    Total assets                                                                                 $28,923
                                                                                                 =======

Depreciation and amortization                                941           279           19
Capital expenditures                                          46           182           41

YEAR ENDED JUNE 27, 1998:
Sales to unaffiliated customers                          $15,626        $9,390       $2,188      $27,204
                                                                                                 =======

Segment operating profit                                   5,629           281          326      $ 6,236
General corporate expenses                                                                        (4,067)
                                                                                                 -------
    Operating income                                                                             $ 2,169
                                                                                                 =======

Net identifiable assets, continuing operations            14,258         3,557          761      $18,576
Net identifiable assets, discontinued operations                                                  17,280
General corporate assets                                                                           8,163
                                                                                                 -------
    Total assets                                                                                 $44,019
                                                                                                 =======

Depreciation and amortization                              1,262           268           27
Capital expenditures                                         542           157            9

YEAR ENDED JUNE 28, 1997:
Sales to unaffiliated customers                          $12,957        $8,409       $2,490      $23,856
                                                                                                 =======

Segment operating profit                                   3,179           (35)         739      $ 3,883
General corporate expenses                                                                        (3,539)
                                                                                                 -------
    Operating income                                                                             $   344
                                                                                                 =======

Net identifiable assets, continuing operations            16,411         2,854          969      $20,234
Net identifiable assets, discontinued operations                                                  18,508
General corporate assets                                                                           6,259
                                                                                                 -------
    Total assets                                                                                 $45,001
                                                                                                 =======

Depreciation and amortization                              1,167           161           26
Capital expenditures                                         919           125           --

    The following is a summary of certain financial data from continuing operations by geographic areas:


                                                           U.S.         EUROPEAN
                                                        OPERATIONS     OPERATIONS  ELIMINATIONS   TOTAL
                                                        ----------     ----------  ------------  -------
YEAR ENDED JULY 3, 1999:
Sales to unaffiliated domestic customers                 $ 8,680        $    --      $    --     $ 8,680
Sales to unaffiliated foreign customers                    1,497         12,966           --      14,463
Sales to subsidiaries                                      1,757             --       (1,757)         --
                                                         -------        -------      -------     -------
    Total net sales and revenues                          11,934         12,966       (1,757)    $23,143
                                                                                                 =======

Geographic operating profit                                3,086            682           36     $ 3,804
General corporate expenses                                                                        (3,798)
                                                                                                 -------
    Operating income                                                                             $     6
                                                                                                 =======

Net identifiable assets, continuing operations            12,895          3,682         (830)    $15,747
Net identifiable assets, discontinued operations                                                   1,102
General corporate assets                                                                          12,074
                                                                                                 -------
    Total assets                                                                                 $28,923
                                                                                                 =======

YEAR ENDED JUNE 27, 1998:
Sales to unaffiliated domestic customers                 $11,647        $    --      $    --     $11,647
Sales to unaffiliated foreign customers                    1,756         13,801           --      15,557
Sales to subsidiaries                                      2,133             --       (2,133)         --
                                                         -------        -------      -------     -------
    Total net sales and revenues                          15,536         13,801       (2,133)    $27,204
                                                                                                 =======

Geographic operating profit                                5,363            870            3     $ 6,236
General corporate expenses                                                                        (4,067)
                                                                                                 -------
    Operating income                                                                             $ 2,169
                                                                                                 =======

Net identifiable assets, continuing operations            18,137          4,973       (4,534)    $18,576
Net identifiable assets, discontinued operations                                                  17,280
General corporate assets                                                                           8,163
                                                                                                 -------
    Total assets                                                                                 $44,019
                                                                                                 =======

YEAR ENDED JUNE 28, 1997:
Sales to unaffiliated domestic customers                 $10,915        $    --      $    --     $10,915
Sales to unaffiliated foreign customers                      962         11,979           --      12,941
Sales to subsidiaries                                        834             --         (834)         --
                                                         -------        -------      -------     -------
    Total net sales and revenues                          12,711         11,979         (834)    $23,856
                                                                                                 =======

Geographic operating profit                                3,708            174            1     $ 3,883
General corporate expenses                                                                       (3,539)
                                                                                                 -------
    Operating income                                                                             $   344
                                                                                                 =======

Net identifiable assets, continuing operations            18,346          4,416       (2,528)    $20,234
Net identifiable assets, discontinued operations                                                  18,508
General corporate assets                                                                           6,259
                                                                                                 -------
    Total assets                                                                                 $45,001
                                                                                                 =======

J.   LITIGATION

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


K.  DISCONTINUED OPERATIONS

    On September 23, 1998, the Company sold certain assets of the Systems Division to General Signal Technology Corporation, an SPX Corporation company ("General Signal") for $10,800,000 in cash (the "Systems Division Sale"). Assets sold included approximately $2,818,000 in inventory, and approximately $625,000 in fixed assets and intangibles. As discussed below, the Systems Division is currently being operated by the Company only to complete existing backlog. After providing for transaction fees of $333,000 and income taxes of $1,400,000, the Company recorded a gain on the Systems Division Sale of $5,319,000 during fiscal 1999. The gain on the Systems Division Sale is net of an operating loss of $368,000 that was incurred by the Systems Division during the quarter ended September 26, 1998. For the period from September 27, 1998 to July 3, 1999, the Systems Division's operations were approximately break-even. The Company also anticipates approximately break-even operations for the Systems Division through the end of the phase-out period which is expected to end on or about October 2, 1999.

    The Systems Division represented a separate line of business and, accordingly, its net operating results have been reported, net of applicable income taxes, as discontinued operations for all periods through June 29, 1998, the date management decided to dispose of the Systems Division. The Systems Division Sale, as structured, did not include any Systems Division accounts receivable or liabilities, which remained with the Company. The Systems Division Sale also did not include the obligation by the Company to complete approximately $18,433,000 ($1,680,000 at July 3, 1999) in Systems Division backlog, nor did it include approximately $5,873,000 ($1,411,000 at July 3, 1999) in inventory on hand on the date of the Systems Division Sale, all of which was needed to fulfill existing backlog. The terms of the Systems Division Sale provided that, generally, any backlog existing on December 31, 1998, would be transferred to General Signal. The remaining backlog at July 3, 1999, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. On December 26, 1998, the customer canceled delivery of the nine machines. In connection with these machines and other orders, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. Prior to June 15, 1999, the Company had settled almost all of its commitments with its vendors at a cost of approximately $1,765,000, which had been considered in calculating the estimated gain on disposal of the Systems Division reflected during the first quarter of fiscal 1999. On June 15, 1999, the Company and its customer negotiated a settlement with respect to the canceled delivery of the nine machines, which settlement had no adverse financial impact to the Company. The remaining backlog at July 3, 1999 of $1,680,000 is planned to be completed and shipped in the first quarter of fiscal 2000.

    The Systems Division Sale also did not include approximately $6,472,000 ($210,000 at July 3, 1999) in accounts receivable which were outstanding as of the closing of the Systems Division Sale. The Company believes that it will be able to collect the remaining $210,000 of these receivables within established reserves, but there can be no assurance that the Systems Division Sale will not adversely affect their collectibility.

    The Company allocated approximately $490,000 and $593,000 of corporate expenses and $459,000 and $352,000 of interest expense to the Systems Division in determining income (loss) from discontinued operations for the years ended June 27, 1998 and June 28, 1997, respectively. Corporate expenses were allocated based on the actual amounts incurred on behalf of the Systems Division. Interest expense was allocated based on the proportionate share of the Systems Division's net identifiable assets to the total net assets of the Company.

    In addition to the Systems Division Sale, the Company, in December 1998, decided to discontinue the Component Parts business of FJC, a wholly-owned subsidiary (see also Note E). The Company intends to dissolve FJC in fiscal 2000. The Component Parts business of FJC represented a separate line of business and, accordingly, its net operating results have been reported, net of any applicable income taxes, as discontinued operations for all periods through December 22, 1998, the date of the decision to dispose of the Component Parts business of FJC. No significant gain or loss is expected from the discontinuance of this business. For the period from June 28, 1998 to December 22, 1998, the Component Parts business operations of FJC were approximately break-even and, for the years ended June 27, 1998 and June 28, 1997, the Component Parts operations of FJC had operating losses of $358,000 and $544,000, respectively. The Company also anticipates approximately break-even operations for the Component Parts business of FJC through the end of the phase-out period, which is expected to end on or about October 2, 1999.

    The operating results of the discontinued divisions are summarized as follows (000's omitted):

                                                      1998        1997
                                                     -------     -------

Net sales                                            $25,496     $43,929
                                                     =======     =======

Income (loss) from operations
  before income taxes                                $(6,357)    $   685
Income taxes (benefit)                                (1,339)       (727)
                                                     -------     -------
Income (loss) from operations                        $(5,018)    $ 1,412
                                                     =======     =======

    The net assets at July 3, 1999 of the discontinued divisions are summarized as follows (000's omitted)

Current assets                                       $1,621
Current liabilities                                    (519)
                                                     ------
Net assets of the discontinued divisions             $1,102
                                                     ======

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required to be furnished by this Item is set forth under the caption "Principal and Management Stockholders" in the Proxy Statement and is incorporated herein by reference. Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant as set forth on the cover of this report, it has been assumed that directors and executive officers of the Registrant are affiliates.


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

(a)    FINANCIAL STATEMENT SCHEDULES
       for the years ended July 3, 1999 and June 27,
       1998 and June 28, 1997                                               PAGE

       Schedule II - Valuation and Qualifying Accounts                        48

       Financial statement schedules other than that listed above are omitted because they are either not required or not applicable or the required information is shown in the financial statements or notes thereto. The above financial schedule does not include discontinued operations.

(b)    REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Company during the last quarter of the year ended July 3, 1999.


(c)    EXHIBITS

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

10.75 Asset Purchase Agreement, dated September 23, 1998, by and between the Registrant and General Signal Technology Corporation.(5)

10.76 Employment Agreement, dated June 3, 1998, between the Registrant and Paul F. Avery, Jr.(5)

10.77 Amendment to Employment Agreement, dated June 3, 1999, between the Registrant and Paul F. Avery, Jr.(6)

10.78 Letter Agreement, dated July 1, 1999, between the Registrant and Timothy D. Barton.(6)

10.79    Letter Agreement, dated July 1, 1999, between the Registrant and Barry
         D. Moskowitz.(6)

10.80    Letter Agreement, dated August 2 1999, between the Registrant and David
         C. Lewandoski.(6)

10.81 Amendment to Employment Agreement, dated August 6, 1999, between the Registrant and Alvan F. Chorney.(6)

10.82 Amendment to Employment Agreement, dated September 9, 1999, between the Registrant and Paul F. Avery, Jr.(6)

21       Subsidiaries of the Registrant(6)

23.1     Consent of Ernst & Young LLP(6)

27       Financial Data Schedule for 1999(6)

27.1     Financial Data Schedule for 1998, as restated(6)

27.2     Financial Data Schedule for 1997, as restated(6)


1 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
2 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
3 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.
5 Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.
6    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize, this 10th day of September, 1999.

                                    FERROFLUIDICS CORPORATION

                                    By:  /s/ Paul F. Avery, Jr.
                                         ---------------------------------------
                                         Paul F. Avery, Jr.
                                         President, Chief Executive Officer and
                                         Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures                                  Title                    Date Signed
----------                                  -----                    -----------

/s/ Paul F. Avery, Jr.     President, Chief Executive Officer and        9/10/99
-----------------------    Chairman of the Board (Principal
Paul F. Avery, Jr.         Executive Officer)

/s/ William B. Ford        Vice President and Chief Financial            9/10/99
-----------------------    Officer (Principal Financial Officer)
William B. Ford

/s/ Dean Kamen             Director                                      9/10/99
-----------------------
Dean Kamen

/s/ Howard F. Nichols      Director                                      9/10/99
-----------------------
Howard F. Nichols

/s/ Dennis R. Stone        Director                                      9/10/99
-----------------------
Dennis R. Stone

                            FERROFLUIDICS CORPORATION

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
            Years Ended July 3, 1999, June 27, 1998 and June 28, 1997



                                            Balance at     Charges                 Balance at
                                            Beginning        To       Deductions     End of
                                            of Period     Expenses    And Other      Period
                                            ---------     --------    ----------    --------
1999
----

    Reserve for doubtful accounts - trade   $329,000      $ 88,000     $157,000(1)   $260,000
                                            ========      ========     ========      ========

1998
----

    Reserve for doubtful accounts - trade   $199,000      $185,000     $ 55,000 (2)  $329,000
                                            ========      ========     ========      ========

1997
----

    Reserve for doubtful accounts - trade   $320,000      $ 50,000     $171,000 (2)  $199,000
                                            ========      ========     ========      ========


(1) Uncollectible accounts written off, net of recoveries, of $99,000 and reduction in the Systems Division reserve of $58,000 due to the collection of the majority of the accounts.

(2)  Uncollectible accounts written off, net of recoveries.