Form 10-K/A
period 1999-07-03
FERROFLUIDICS CORP
filed 1999-10-29
CIK 353286

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K/A

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

                                TABLE OF CONTENTS
ITEM                                                                        PAGE
----                                                                        ----

PART I

   1   Business...............................................................3
   2.  Properties.............................................................8
   3.  Legal Proceedings......................................................8
   4.  Submission of Matters to a Vote of Security Holders....................9

PART II

   5.  Market for Registrant's Common Equity and Related
         Stockholder Matters .................................................9
   6.  Selected Consolidated Financial Data .................................10
   7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................11
  7A.  Quantitative and Qualitative Disclosures about Market Risk............17
   8.  Financial Statements and Supplementary Data...........................19
   9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................42

PART III

   10. Directors and Executive Officers of the Registrant....................42
   11. Executive Compensation................................................44
   12. Security Ownership of Certain Beneficial Owners
         and Management......................................................52
   13. Certain Relationships and Related Transactions........................54

PART IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......54
         (a)  Financial Statement Schedules
         (b)  Reports on Form 8-K

         Signatures..........................................................59

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

    In addition to the Systems Division Sale, the Company, in December 1998, decided to discontinue the Component Parts business of its wholly owned Japanese subsidiary (Ferrofluidics Japan Corporation ("FJC")). The Company intends to dissolve FJC in fiscal 2000. No significant gain or loss is expected from the discontinuance of the Component Parts business and no significant income or loss from operations of the Component Parts business of FJC occurred during fiscal 1999. The loss from the discontinuance, in September 1998, of the Systems business at FJC has been included in the estimated gain from the Systems Division Sale on September 23, 1998. The Company's consolidated financial statements for prior periods, as well as all related footnote and financial discussions, were restated to reflect this accounting treatment of the Component Parts business of FJC.

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

                                                     FISCAL YEARS ENDED

                                        July 3, 1999 June 27, 1998(b)(c) June 28, 1997(b)(c) June 30, 1996(b)(c) June 30, 1995(b)(c)
                                        ------------ ------------------- ------------------- ------------------- -------------------

INCOME STATEMENT DATA:
Net sales                                $35,323,000     $52,700,000         $67,785,000         $72,967,000         $34,155,000

Net sales from continuing operations      23,143,000      27,204,000          23,856,000          26,807,000          22,152,000

Nonrecurring operating income                     --              --                  --                  --           1,156,000
Income (loss) from continuing operations    (476,000)      1,546,000             260,000             342,000           2,639,000
Income (loss) from discontinued            5,319,000      (5,018,000)          1,412,000           3,478,000          (1,750,000)
operations
Net income (loss)                          4,843,000      (3,472,000)          1,672,000           3,820,000             889,000

Per Share Data:

Earnings Per Common Share-Basic:
   Income (loss) from continuing               (0.08)           0.25                0.04                0.06                0.47
   operations
   Income (loss) from discontinued              0.87           (0.81)               0.23                0.57               (0.31)
   operations
   Net income (loss)                            0.79           (0.56)               0.27                0.63                0.16

Earnings Per Common Share-Diluted:
   Income (loss) from continuing               (0.08)           0.25                0.04                0.05                0.47
   operations
   Income (loss) from discontinued              0.87           (0.81)               0.23                0.56               (0.31)
   operations
   Net income (loss)                            0.79           (0.56)               0.27                0.61                0.16

Balance Sheet Data:
Working capital                          $15,095,000     $ 8,182,000         $13,323,000         $12,350,000         $ 7,811,000
Total assets                              28,923,000      44,019,000          45,001,000          43,429,000          39,529,000
Total liabilities                          8,394,000      25,818,000          23,420,000          23,727,000          23,748,000
Long-term debt                             5,000,000       5,000,000           5,000,000           5,000,000           5,036,000
Stockholders' equity                      20,529,000      18,201,000          21,581,000          19,702,000          15,781,000


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


FISCAL 1998 VERSUS FISCAL 1997:

In fiscal 1998, the Company's consolidated net revenues increased to $27,204,000 from the $23,856,000 reported in fiscal 1997. The changes in revenues by segment are shown in the following table:

                                          1998             1997
                                       -----------      -----------

             Components                $15,626,000      $12,957,000
             Distributed Products        9,390,000        8,409,000
             Fluids                      2,188,000        2,490,000
                                       -----------      -----------
             Total Revenues            $27,204,000      $23,856,000
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

                                                /s/ Ernst & Young LLP


Manchester, New Hampshire
August 20, 1999

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         JULY 3, 1999 AND JUNE 27, 1998


ASSETS                                                      1999           1998
------                                                      ----           ----

Current Assets:
   Cash and cash equivalents                         $ 8,038,000    $ 1,516,000
   Accounts receivable - trade, less allowance
     of $260,000 ($329,000 in 1998)                    3,855,000     12,083,000
   Inventories                                         6,325,000     13,855,000
   Advances to suppliers                                      --        578,000
   Prepaid and other current assets                      246,000        783,000
                                                     -----------    -----------
Total Current Assets                                  18,464,000     28,815,000
                                                     -----------    -----------

Property, plant and equipment, at cost, net of
   accumulated depreciation of $11,205,000
   ($12,462,000 in 1998)                               6,403,000      8,826,000
Cash value of life insurance, net                      2,097,000      1,921,000
Deferred income taxes, net                             1,139,000      3,154,000
Other assets, net                                        820,000      1,303,000
                                                     -----------    -----------
TOTAL ASSETS                                         $28,923,000    $44,019,000
                                                     ===========    ===========

LIABILITIES
Current Liabilities:
   Bank notes payable                                $        --    $ 9,710,000
   Accounts payable                                    1,627,000      3,860,000
   Customer deposits                                          --      2,777,000
   Accrued expenses and other current liabilities      1,742,000      4,286,000
                                                     -----------    -----------
Total Current Liabilities                              3,369,000     20,633,000
                                                     -----------    -----------

Long-term debt obligation                              5,000,000      5,000,000
Other liabilities                                         25,000        185,000
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding - none              --             --
Common stock, $.004 par value, authorized
   12,500,000 shares, outstanding 6,226,675
   (6,218,581 in 1998)                                    25,000         25,000
Additional paid-in capital                            36,764,000     36,738,000
Accumulated deficit                                  (12,600,000)   (17,443,000)
Accumulated other comprehensive loss                  (1,461,000)    (1,119,000)
                                                     -----------    -----------
                                                      22,728,000     18,201,000
Treasury stock, at cost (553,998 shares)               2,199,000             --
                                                     -----------    -----------
Total Stockholders' Equity                            20,529,000     18,201,000
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $28,923,000    $44,019,000
                                                     ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED JULY 3, 1999, AND JUNE 27, 1998, AND JUNE 28, 1997


                                                                                  1999               1998               1997
                                                                                  ----               ----               ----

Net sales                                                                   $23,143,000        $27,204,000        $23,856,000
Cost of sales                                                                13,568,000         14,959,000         12,036,000
                                                                            -----------        -----------        -----------
Gross profit                                                                  9,575,000         12,245,000         11,820,000

Operating expenses:
   Engineering and product development expense                                2,387,000          1,977,000          1,907,000
   Selling, general and administrative expense                                7,182,000          8,099,000          9,569,000
                                                                            -----------        -----------        -----------
Operating income                                                                  6,000          2,169,000            344,000

Interest income                                                                 197,000             33,000             80,000
Interest expense                                                               (325,000)          (634,000)          (503,000)
Other income (expense), net                                                      (4,000)            52,000           (109,000)
                                                                            -----------        -----------        -----------
Income (loss) from continuing operations before income taxes                   (126,000)         1,620,000           (188,000)

Income taxes (benefit)                                                          350,000             74,000           (448,000)
                                                                            -----------        -----------        -----------
Income (loss) from continuing operations                                       (476,000)         1,546,000            260,000

Discontinued operations--Note K:
   Income (loss) from operations of discontinued
     divisions, less applicable income taxes
     (benefit) of $(1,339,000) in 1998; and
     $(727,000) in 1997                                                              --         (5,018,000)         1,412,000
   Gain on disposal of discontinued division, less applicable income
     taxes of $1,400,000                                                      5,319,000                 --                 --
                                                                            -----------        -----------        -----------
Net income (loss)                                                           $ 4,843,000        $(3,472,000)       $ 1,672,000
                                                                            ===========        ===========        ===========

Per Share
Income (loss) from continuing operations:
   Basic                                                                        $(0.08)              $0.25             $0.04
   Diluted                                                                      $(0.08)              $0.25             $0.04

Income (loss) from discontinued operations:
   Basic                                                                         $0.87              $(0.81)            $0.23
   Diluted                                                                       $0.87              $(0.81)            $0.23

Net income (loss):
   Basic                                                                         $0.79              $(0.56)            $0.27
   Diluted                                                                       $0.79              $(0.56)            $0.27

Weighted average common shares outstanding:
   Basic                                                                      6,137,192          6,198,603          6,116,176
   Diluted                                                                    6,137,192          6,232,429          6,196,070


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED JULY 3, 1999, AND JUNE 27, 1998, AND JUNE 28, 1997


                                                                                     Accumulated
                                   Common Stock        Additional                          Other
                                   ------------           Paid-In    Accumulated   Comprehensive       Treasury
                                 Shares   Par Value       Capital        Deficit            Loss          Stock         Total
                               ---------  ---------   -----------   ------------    ------------    -----------   -----------

BALANCE, JUNE 30, 1996         6,060,902   $24,244    $35,871,000   $(15,643,000)   $  (550,000)                  $19,702,244

Issuance of common stock for:
   Restricted stock plan,
     charge to operations         93,762       375        511,000             --             --                       511,375
   Exercise of options            33,138       132        166,000             --             --                       166,132
Redemption of stock for           (9,540)      (38)       (71,000)            --             --                       (71,038)
taxes

Net income                            --        --             --      1,672,000             --                     1,672,000
Current year translation
   adjustments                        --        --             --             --       (400,000)                     (400,000)
                                                                                                                  -----------
Comprehensive income                  --        --             --             --             --                     1,272,000
                               ---------   -------    -----------   ------------    -----------                   -----------

BALANCE, JUNE 28, 1997         6,178,262    24,713     36,477,000    (13,971,000)      (950,000)                   21,580,713
                               ---------   -------    -----------   ------------    -----------                   -----------

Issuance of common stock
   for restricted stock
   plan, charge to                44,531       236        287,000             --             --                       287,236
   operations
Redemption of stock for           (4,212)      (17)       (26,000)            --             --                       (26,017)
taxes

Net loss                              --        --             --     (3,472,000)            --                    (3,472,000)
Current year translation
   adjustments                        --        --             --             --       (169,000)                     (169,000)
                                                                                                                  -----------
Comprehensive loss                    --        --             --             --             --                    (3,641,000)
                               ---------   -------    -----------   ------------    -----------                   -----------

BALANCE, JUNE 27, 1998         6,218,581    24,932     36,738,000    (17,443,000)    (1,119,000)                   18,200,932
                               ---------   -------    -----------   ------------    -----------                   -----------

Issuance of common stock
   for restricted stock
   plan, charge to                 9,828        39         31,000             --             --                        31,039
   operations
Redemption of stock for           (1,734)       (7)        (5,000)            --             --                        (5,007)
taxes
Purchase of treasury stock            --        --             --             --             --     $(2,199,000)   (2,199,000)

Net income                            --        --             --      4,843,000             --              --     4,843,000
Current year translation
   adjustments                        --        --             --             --       (342,000)             --      (342,000)
                                                                                                                  -----------
Comprehensive income                  --        --             --             --             --              --     4,501,000
                               ---------   -------    -----------   ------------    -----------     -----------   -----------

BALANCE, JULY 3, 1999          6,226,675   $24,964    $36,764,000   $(12,600,000)   $(1,461,000)    $(2,199,000)  $20,528,964
                               =========   =======    ===========   ============    ===========     ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED JULY 3, 1999, AND JUNE 27, 1998, AND JUNE 28, 1997



                                                                                  1999                 1998                 1997
                                                                                  ----                 ----                 ----
Cash flows from operating activities:
   Net income (loss)                                                       $ 4,843,000          $(3,472,000)          $1,672,000
   Adjustments to reconcile net income (loss) to cash flow
     provided by (used in) operating activities:
       Depreciation and amortization                                         1,458,000            1,818,000            1,602,000
       Deferred income taxes (credits)                                       2,015,000           (1,339,000)          (1,200,000)
       Increase in cash surrender value                                       (176,000)            (170,000)             (20,000)
       Gain on disposal of discontinued division                            (6,719,000)                  --                   --
       Stock-related compensation                                               31,000              287,000              511,000
       Foreign currency transaction (gains) losses                             (33,000)              94,000              217,000
       Other                                                                  (865,000)             (28,000)            (524,000)
   Changes in operating assets and liabilities:
       Accounts receivable, net                                              8,144,000            1,432,000           (1,144,000)
       Inventories                                                           4,684,000            1,326,000           (1,632,000)
       Prepaid and other current assets                                      1,236,000              451,000              764,000
       Accounts payable and accrued expenses                                (4,834,000)            (760,000)            (463,000)
       Customer deposits                                                    (2,778,000)             352,000           (1,936,000)
                                                                           -----------          -----------           ----------
Net cash provided by (used in) operating activities                          7,006,000               (9,000)          (2,153,000)
                                                                           -----------          -----------           ----------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                               (969,000)          (2,399,000)          (1,249,000)
   Proceeds from sale of assets                                              1,655,000               70,000               37,000
   Proceeds from disposal of Systems Division                               10,800,000                   --                   --
   Other                                                                            --               90,000                   --
                                                                           -----------          -----------           ----------
Net cash provided by (used in) investing activities                         11,486,000           (2,239,000)          (1,212,000)
                                                                           -----------          -----------           ----------

Cash flows from financing activities:
   Proceeds from (repayments of) short-term borrowings                      (9,710,000)           2,929,000            2,519,000
   Purchase of treasury stock                                               (2,199,000)                  --                   --
   Exercise of stock options                                                      --                     --              166,000
                                                                           -----------          -----------           ----------
Net cash provided by (used in) financing activities                        (11,909,000)           2,929,000            2,685,000
                                                                           -----------          -----------           ----------

Effect of currency rate changes on cash                                        (61,000)             (48,000)            (138,000)
                                                                           -----------          -----------           ----------
Net increase (decrease) in cash and cash equivalents                         6,522,000              633,000             (818,000)
Cash and cash equivalents at beginning of year                               1,516,000              883,000            1,701,000
                                                                           -----------          -----------           ----------
Cash and cash equivalents at end of year                                   $ 8,038,000          $ 1,516,000           $  883,000
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

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following elements at July 3, 1999 and June 27, 1998:

                                                 1999             1998
                                                 ----             ----

      Raw materials and purchased parts       $1,756,000      $ 6,348,000
      Work-in-process                          1,725,000        2,650,000
      Finished goods                           2,844,000        4,857,000
                                              ----------      -----------
                                              $6,325,000      $13,855,000
                                              ==========      ===========

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

       Property, plant and equipment consisted of the following at July 3, 1999 and June 27, 1998:

                                                  1999           1998
                                                  ----           ----

      Land and improvements                    $  330,000     $   330,000
      Buildings and improvements                7,875,000       8,072,000
      Machinery and equipment                   4,578,000       5,730,000
      Furniture, fixtures and vehicles          4,533,000       5,597,000
      Construction in process                     292,000       1,559,000
                                              -----------     -----------
                                               17,608,000      21,288,000
      Less:  Accumulated depreciation and
        amortization                           11,205,000      12,462,000
                                              -----------     -----------
                                              $ 6,403,000     $ 8,826,000
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


C.   INCOME TAXES

    Income (loss) from continuing operations before income taxes for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 was taxed in the following jurisdictions:

                                     1999                1998              1997
                                     ----                ----              ----

Domestic                      $(1,031,000)         $  642,000         $(392,000)
Foreign                           905,000             978,000           204,000
                              -----------          ----------         ---------
Total                         $  (126,000)         $1,620,000         $(188,000)
                              ===========          ==========         =========

Significant components of the provision for income taxes (benefit) from continuing and discontinued operations are as follows:

                                    1999                 1998              1997
                                    ----                 ----              ----

Continuing operations         $  350,000          $    74,000       $  (448,000)
Discontinued operations        1,400,000           (1,339,000)         (727,000)
                              ----------          -----------       -----------
Total                         $1,750,000          $(1,265,000)      $(1,175,000)
                              ==========          ===========       ===========

The components of the provision for income taxes (benefit) attributable to continuing operations are as follows:

                                        1999             1998              1997
                                        ----             ----              ----
Current:
   Federal                          $     --          $    --         $      --
   State                                  --               --                --
   Foreign                          (265,000)          74,000            19,000
                                    --------          -------         ---------
Total current                       (265,000)          74,000            19,000
                                    --------          -------         ---------
Deferred:
   Federal                                --               --          (467,000)
   State                                  --               --                --
   Foreign                           615,000               --                --
                                    --------          -------         ---------
Total deferred                       615,000               --          (467,000)
                                    --------          -------         ---------
Total income taxes                  $350,000          $74,000         $(448,000)
                                    ========          =======         =========

The following is a reconciliation between the statutory provision for federal income taxes and the effective income taxes from continuing operations for the years ended July 3, 1999, June 27, 1998 and June 28, 1997:

                                                  1999        1998         1997
                                                  ----        ----         ----

Income tax expense (benefit) at federal
  statutory rate                              $(43,000)   $551,000    $ (64,000)

Change in valuation allowance                   58,000    (633,000)    (194,000)
Foreign income taxes at differing
  statutory rates                              100,000     138,000      (24,000)
Restricted stock compensation                       --     (31,000)    (109,000)
Adjustment to estimated income tax accruals    230,000          --      (82,000)
Meals and entertainment expenses disallowed      5,000      20,000       25,000
Other                                               --      29,000           --
                                              --------    --------    ---------
Income tax expense (benefit)                  $350,000    $ 74,000    $(448,000)
                                              ========    ========    =========

The components of the net deferred tax asset as of July 3, 1999 and June 27, 1998 were as follows:

                                                         1999             1998
                                                         ----             ----
Deferred tax assets:
    Net operating loss carryforwards              $11,506,000      $11,408,000
    Capital loss carryforward                              --        1,821,000
    Compensation related items                         52,000          276,000
    Valuation allowances                              134,000          142,000
    Inventories                                       754,000        1,446,000
    Research and development credits                  150,000          150,000
    Alternative minimum tax credits                   186,000          186,000
    Other                                             128,000          613,000
                                                  -----------      -----------
Total deferred tax assets                          12,910,000       16,042,000

Valuation allowance for deferred tax assets       (11,210,000)     (12,217,000)
                                                  -----------      -----------
Net deferred tax assets                             1,700,000        3,825,000

Deferred tax liabilities:
    Depreciable assets                               (561,000)        (461,000)
    Other                                                  --         (210,000)
                                                  -----------      -----------
Total deferred tax liabilities                       (561,000)        (671,000)
                                                  -----------      -----------

Net deferred tax assets                           $ 1,139,000      $ 3,154,000
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


D.   SHORT-TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

    As of July 3, 1999 and June 27, 1998, the Company and its subsidiaries have the following debt obligations outstanding:

                                                           1999             1998
                                                           ----             ----

Revolving line of credit                             $       --      $ 7,749,000
1984 Industrial Revenue Bond                          5,000,000        5,000,000
Bank notes                                                   --        1,961,000
                                                     ----------      -----------
                                                      5,000,000       14,710,000
Less: current portion of debt obligations                    --        9,710,000
                                                     ----------      -----------
Long-term debt obligation                            $5,000,000      $ 5,000,000
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


F.     EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                            1999           1998          1997
                                                            ----           ----          ----
Numerator:
    Income (loss) from continuing operations          $ (476,000)   $ 1,546,000    $  260,000
    Income (loss) from discontinued operations         5,319,000     (5,018,000)    1,412,000
                                                      ----------    -----------    ----------
    Net income (loss)                                 $4,843,000    $(3,472,000)   $1,672,000
                                                      ==========    ===========    ==========

Denominator:
    Denominator for basic earnings per share -
      weighted average shares                          6,137,192      6,198,603     6,116,176

    Effect of dilutive securities:
      Employee stock options                                  --          1,763         5,047
      Non-vested restricted stock awards                      --         32,063        74,847
                                                      ----------    -----------    ----------
      Dilutive potential common shares                        --         33,826        79,894
                                                      ----------    -----------    ----------


    Denominator for diluted earnings per share -
      adjusted weighted average shares                 6,137,192      6,232,429     6,196,070
                                                      ==========    ===========    ==========

Per Share:

Income (loss) from continuing operations:
    Basic                                             $    (0.08)   $      0.25    $     0.04
    Diluted                                           $    (0.08)   $      0.25    $     0.04

Income (loss) from discontinued operations:
    Basic                                             $     0.87    $     (0.81)   $     0.23
    Diluted                                           $     0.87    $     (0.81)   $     0.23

Net income (loss):
    Basic                                             $     0.79    $     (0.56)   $     0.27
    Diluted                                           $     0.79    $     (0.56)   $     0.27

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

    A summary of the changes in outstanding shares of restricted stock for the years ended July 3, 1999 and June 27, 1998 and June 28, 1997 is set forth below:

                                                        Weighted
                                           Shares     Average Price
                                          -------     -------------

OUTSTANDING, JUNE 30, 1996                145,073        $ 6.80
   Granted                                 10,000         12.50
   Forfeited                               (2,454)         8.87
   Vested                                 (93,762)         6.56
                                          -------
OUTSTANDING, JUNE 28, 1997                 58,857        $ 8.06
   Granted                                     --            --
   Forfeited                               (4,500)        11.28
   Vested                                 (44,531)         7.37
                                          -------
OUTSTANDING, JUNE 27, 1998                  9,826        $ 9.75
   Granted                                     --            --
   Forfeited                                   --            --
   Vested                                  (9,826)         9.75
                                          -------
OUTSTANDING, JULY 3, 1999                      --            --
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

    Generally, options granted by the Company are exercisable at rates of 25% to 100% per year beginning one or two years after the date of the grant, and expire from five to ten years from the grant date. A summary of the changes in outstanding stock options under the three plans discussed above for fiscal 1997, 1998 and 1999 is set forth below:

                                                                                                                  Weighted Average
                                                                           Shares                                  Exercise Price
                                              ----------------------------------------------------------------    ----------------
                                                                                    "1995
                                             "1984 Plan"       "1995 Plan"      Incentive Plan"         Total
                                              ---------         ---------       --------------         -------

OUTSTANDING, JUNE 30, 1996                     187,929            71,925            405,550            665,404         $11.21
Granted                                             --                --             95,210             95,210           8.41
Canceled/expired                               (58,416)          (11,363)           (20,500)           (90,279)         13.23
Exercised                                      (33,138)               --                 --            (33,138)          5.00
                                               -------            ------            -------            -------
OUTSTANDING, JUNE 28, 1997                      96,375            60,562            480,260            637,197         $10.83
Granted                                             --                --            115,000            115,000           4.68
Canceled/expired                               (96,375)           (2,063)          (125,000)          (223,438)         12.63
Exercised                                           --                --                 --                 --             --
                                               -------            ------            -------            -------
OUTSTANDING, JUNE 27, 1998                          --            58,499            470,260            528,759         $ 8.73
Granted                                             --            25,000            278,330            303,330           3.78
Canceled/expired                                    --           (50,874)          (119,710)          (170,584)          8.89
Exercised                                           --                --                 --                 --             --
                                               -------            ------            -------            -------
OUTSTANDING, JULY 3, 1999                           --            32,625            628,880            661,505         $ 6.37
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

       The following table summarizes information about stock options outstanding at July 3, 1999:

                             Options Outstanding                                   Options Exercisable
   ----------------------------------------------------------------------      ---------------------------
                                     Weighted Average
                                        Remaining            Weighted                         Weighted
      Range of                         Contractual            Average                          Average
   Exercise Prices      Shares       Life (In Years)       Exercise Price      Shares       Exercise Price
   ---------------      -------      --------------        --------------      -------      --------------

   $3.16 - $ 6.13       413,330           5.63                $ 4.01           365,830            $ 4.00
   $9.00 - $13.00       248,175           6.41                $10.30           210,037            $10.48
                        -------                                                -------

   $3.16 - $13.00       661,505           5.92                $ 6.37           575,867            $ 5.54
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

                    Shares
   ------------------------------------------
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
     ======        ======         ======

    A summary of the changes in outstanding stock purchase warrants for the three years ended July 3, 1999 is set forth below:

                                                     Weighted Average
                                         Shares       Exercise Price
                                         -------     ----------------

OUTSTANDING, JUNE 30, 1996               259,829          $12.28
   Granted                                    --              --
   Canceled/expired                     (162,829)          12.87
   Exercised                                  --              --
                                         -------
OUTSTANDING, JUNE 28, 1997                97,000          $11.30
   Granted                                    --              --
   Canceled/expired                      (82,500)          11.57
   Exercised                                  --              --
                                         -------
OUTSTANDING, JUNE 27, 1998                14,500          $ 9.75
   Granted                                    --              --
   Canceled/expired                       (2,500)           9.75
   Exercised                                  --              --
                                         -------
OUTSTANDING, JULY 3, 1999                 12,000          $ 9.75
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

    The following pro-forma disclosures required by FAS 123 have been prepared as if the Company accounted for the stock options and warrants using the fair-value method of accounting (in thousands, except per share data):

                                                        1999      1998     1997
                                                       ------   -------   ------

Net income (loss), as reported                         $4,843   $(3,472)  $1,672
Pro-forma net income (loss)                             4,547    (3,607)     603

Net income (loss) per share, as reported - basic       $ 0.79    $(0.56)   $0.27
Net income (loss) per share, as reported - diluted       0.79     (0.56)    0.27

Pro-forma net income (loss) per share - basic          $ 0.74    $(0.58)   $0.10
Pro-forma net income (loss) per share - diluted          0.74     (0.58)    0.10

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

                                                                    DISTRIBUTED
                                                      COMPONENTS     PRODUCTS      FLUIDS    CONSOLIDATED
                                                      ----------    -----------    ------    ------------
YEAR ENDED JULY 3, 1999:
Sales to unaffiliated customers                        $11,096        $9,810       $2,237      $23,143
                                                                                               =======

Segment operating profit                                 3,012           526          266      $ 3,804
General corporate expenses                                                                      (3,798)
                                                                                               -------
    Operating income                                                                           $     6
                                                                                               =======

Net identifiable assets, continuing operations          11,523         3,159        1,065      $15,747
Net identifiable assets, discontinued operations                                                 1,102
General corporate assets                                                                        12,074
                                                                                               -------
    Total assets                                                                               $28,923
                                                                                               =======

Depreciation and amortization                              941           279           19
Capital expenditures                                        46           182           41

YEAR ENDED JUNE 27, 1998:
Sales to unaffiliated customers                        $15,626        $9,390       $2,188      $27,204
                                                                                               =======

Segment operating profit                                 5,629           281          326      $ 6,236
General corporate expenses                                                                      (4,067)
                                                                                               -------
    Operating income                                                                           $ 2,169
                                                                                               =======

Net identifiable assets, continuing operations          14,258         3,557          761      $18,576
Net identifiable assets, discontinued operations                                                17,280
General corporate assets                                                                         8,163
                                                                                               -------
    Total assets                                                                               $44,019
                                                                                               =======

Depreciation and amortization                            1,262           268           27
Capital expenditures                                       542           157            9

YEAR ENDED JUNE 28, 1997:
Sales to unaffiliated customers                        $12,957        $8,409       $2,490      $23,856
                                                                                               =======

Segment operating profit                                 3,179           (35)         739      $ 3,883
General corporate expenses                                                                      (3,539)
                                                                                               -------
    Operating income                                                                           $   344
                                                                                               =======

Net identifiable assets, continuing operations          16,411         2,854          969      $20,234
Net identifiable assets, discontinued operations                                                18,508
General corporate assets                                                                         6,259
                                                                                               -------
    Total assets                                                                               $45,001
                                                                                               =======

Depreciation and amortization                            1,167           161           26
Capital expenditures                                       919           125           --

    The following is a summary of certain financial data from continuing operations by geographic areas:


                                                         U.S.        EUROPEAN
                                                      OPERATIONS    OPERATIONS  ELIMINATIONS     TOTAL
                                                      ----------    ----------  ------------    -------

YEAR ENDED JULY 3, 1999:
Sales to unaffiliated domestic customers               $ 8,680       $    --      $    --       $ 8,680
Sales to unaffiliated foreign customers                  1,497        12,966           --        14,463
Sales to subsidiaries                                    1,757            --       (1,757)           --
                                                       -------       -------      -------       -------
    Total net sales and revenues                        11,934        12,966       (1,757)      $23,143
                                                                                                =======

Geographic operating profit                              3,086           682           36       $ 3,804
General corporate expenses                                                                       (3,798)
                                                                                                -------
    Operating income                                                                            $     6
                                                                                                =======

Net identifiable assets, continuing operations          12,895         3,682         (830)      $15,747
Net identifiable assets, discontinued operations                                                  1,102
General corporate assets                                                                         12,074
                                                                                                -------
    Total assets                                                                                $28,923
                                                                                                =======

YEAR ENDED JUNE 27, 1998:
Sales to unaffiliated domestic customers               $11,647       $    --      $    --       $11,647
Sales to unaffiliated foreign customers                  1,756        13,801           --        15,557
Sales to subsidiaries                                    2,133            --       (2,133)           --
                                                       -------       -------      -------       -------
    Total net sales and revenues                        15,536        13,801       (2,133)      $27,204
                                                                                                =======

Geographic operating profit                              5,363           870            3       $ 6,236
General corporate expenses                                                                       (4,067)
                                                                                                -------
    Operating income                                                                            $ 2,169
                                                                                                =======

Net identifiable assets, continuing operations          18,137         4,973       (4,534)      $18,576
Net identifiable assets, discontinued operations                                                 17,280
General corporate assets                                                                          8,163
                                                                                                -------
    Total assets                                                                                $44,019
                                                                                                =======

YEAR ENDED JUNE 28, 1997:
Sales to unaffiliated domestic customers               $10,915       $    --      $    --       $10,915
Sales to unaffiliated foreign customers                    962        11,979           --        12,941
Sales to subsidiaries                                      834          --           (834)           --
                                                       -------       -------      -------       -------
    Total net sales and revenues                        12,711        11,979         (834)      $23,856
                                                                                                =======

Geographic operating profit                              3,708           174            1       $ 3,883
General corporate expenses                                                                       (3,539)
                                                                                                -------
    Operating income                                                                            $   344
                                                                                                =======

Net identifiable assets, continuing operations          18,346         4,416       (2,528)      $20,234
Net identifiable assets, discontinued operations                                                 18,508
General corporate assets                                                                          6,259
                                                                                                -------
    Total assets                                                                                $45,001
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

    The operating results of the discontinued divisions are summarized as follows (000's omitted):

                                                       1998         1997
                                                       ----         ----

Net sales                                            $25,496      $43,929
                                                     =======      =======

Income (loss) from operations
  before income taxes                                $(6,357)     $   685
Income taxes (benefit)                                (1,339)        (727)
                                                     -------      -------
Income (loss) from operations                        $(5,018)     $ 1,412
                                                     =======      =======

    The net assets at July 3, 1999 of the discontinued divisions are summarized as follows (000's omitted)

      Current assets                                 $ 1,621
      Current liabilities                               (519)
                                                     -------
      Net assets of the discontinued divisions       $ 1,102
                                                     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

    On October 20, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ferrotec Corporation ("Parent") and Ferrotec Acquisition, Inc. (the "Purchaser"). Pursuant to the Merger Agreement, the Purchaser began on October 26, 1999 a cash tender offer (the "Offer") for all of the outstanding shares of Common Stock of the Company at a price of $6.50 per share, net to the seller in cash, without interest. The Merger Agreement also provides, among other things, that as soon as practicable after the consummation of the Offer and the satisfaction or waiver of certain closing conditions, the Purchaser will be merged (the "Merger") with and into the Company, with the Company as the surviving corporation. The disclosure contained in certain of the items listed below reflects the fact that the Company entered into the Merger Agreement subsequent to the initial filing of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999 ("fiscal 1999").

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The Company Board currently consists of four members and is divided into three classes, with one director in Class I, one director in Class II, and two directors in Class III. Directors serve for three-year terms with one class of Directors being elected by the Company's stockholders at each annual meeting. During fiscal 1999, each of Stephen B. Hazard and Robert P. Rittereiser resigned from the Company Board. Neither Mr. Hazard nor Mr. Rittereiser resigned from the Company Board because of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

    Set forth below is certain information regarding the Directors of the Company based on information furnished by them to the Company.

                                                                     DIRECTOR
NAME                                               AGE                 SINCE
----                                               ---               --------

CLASS I
Dennis R. Stone*........................           52                  1994

CLASS II
Howard F. Nichols.......................           71                  1979

CLASS III
Dean Kamen..............................           48                  1989
Paul F. Avery, Jr.......................           70                  1998

-----------------

*  Nominee for election.

    MR. AVERY has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since June 3, 1998. Mr. Avery also served as the Chief Executive Officer of the Company from October 1, 1993 until June 25, 1996, President of the Company from October 1, 1993 until January 1, 1995 and Chairman of the Board and Treasurer of the Company from October 1, 1993 until May 1, 1997. He is also President of P.F. Avery Corporation, a management-consulting firm, a position he has held since 1983. From 1967 to 1983 he was President and Treasurer of C.E. Avery, a wholly owned subsidiary of Combustion Engineering, Inc., and President and Chief Executive Officer of CE-KSB Pump Company, Inc. Both companies were involved in the design and fabrication of pumps and reactor internals for the utility industry. Mr. Avery is also general partner of a 3MW hydroelectric facility in Nashua, New Hampshire, and serves as a director of several privately held companies.

    MR. KAMEN is the founder and Chairman and Chief Executive Officer of DEKA Research and Development Corporation, which develops highly specialized medical equipment. Mr. Kamen is the founder and, from 1976 to 1982, was the Chief Executive Officer of Auto-Syringe, Inc., a manufacturer of medical devices that was acquired by Baxter Healthcare Corporation.

He is a member of the Board of Directors of Sander's Prototype, Inc. and Zero Emissions Technology. He also serves as a director of several privately held companies.

    MR. NICHOLS is a consultant. Until July 1989, he was a Vice President of The First National Bank of Boston, Trust Department. He is also a member of the Board of Directors of Doble Engineering Co., Bemis Associates, Inc., Weymouth Art Leather Co., McCrillis & Eldredge Insurance, Inc. and Seamans Supply Co., all of which are privately-held companies.

    MR. STONE is a stockholder and director of the accounting firm of Nathan Wechsler & Company, Professional Association, Portsmouth, New Hampshire. From 1989 to 1997 he was a principal in the firm of Dennis R. Stone, CPA, Portsmouth, New Hampshire. From 1989 to 1991 he also served as Executive Vice President and Chief Financial Officer of The Blake Insurance Group, Inc., Portsmouth, New Hampshire. Mr. Stone also serves as an investigative auditor for the New Hampshire Supreme Court Professional Conduct Committee. He is a member of the Board of Directors of Odyssey House, Inc.

INFORMATION REGARDING EXECUTIVE OFFICERS

    The names and ages of all executive officers of the Company and principal occupation and business experience during at least the last five years for each are set forth below.

Name                   Age     Position
----                   ---     --------
Paul F. Avery, Jr.     70      President,  Chief  Executive  Officer and
                               Chairman of the Board

Alvan F. Chorney       54      Vice President--New Business Development

William B. Ford        59      Vice President, Chief Financial Officer and
                               Treasurer

Timothy D. Barton      44      Vice President--Components Division

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

    MR. CHORNEY has held the position of Vice President--New Business Development since July 27, 1998. He served as Vice President and General Manager--Components Division of the Company from April 19, 1996 to July 27, 1998. Prior to that, Mr. Chorney served as Senior Vice President of the Company from November 1991 to April 19, 1996. Mr. Chorney was also a Director of the Company from 1986 to April 1994. In September 1997, the Securities and Exchange Commission's Division of Enforcement brought a cease-and-desist proceeding against, among others, Mr. Chorney, alleging that in 1992 Mr. Chorney failed to properly report on Schedule 13D his beneficial ownership of certain shares of Common Stock. On May 20, 1999, without admitting or denying the Commission's allegations, Mr. Chorney agreed to cease and desist from committing or causing any violations of, and committing or causing any future violations of, Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 13d-1 thereunder.


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

    MR. BARTON has held the position of Vice President--Components Division of the Company since July 27, 1998. From 1991 to 1998, Mr. Barton served as Director of Sales and Marketing of the Company. From 1985 to 1991, he served as Regional Sales Manager of the Company, and prior to that, from 1993 to 1985, he served as Project Engineer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Company's Directors, executive officers and beneficial owners of more than 10% of its Common Stock are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during fiscal 1999, no person who was a Director, executive officer or greater than 10% beneficial owner of the Company's Common Stock failed to file on a timely basis all reports required by Section 16(a).


ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors who are officers or employees of the Company receive no compensation for their service as Directors. Directors who are not officers or employees of the Company receive such compensation for their services as the Board of Directors may from time to time determine. During fiscal 1999, non-employee Directors each received an annual retainer of $16,000, payable quarterly. In addition, during fiscal 1999, non-employee Directors also received $1,000 for each Board of Directors meeting or committee meeting attended or $600 for attending each committee meeting that was held on the same day as a Board of Directors meeting or meeting of another committee on which such Director served. Beginning with fiscal year ending July 1, 2000, non-employee Directors shall receive an annual retainer of $20,000, payable quarterly, and no additional payments.

    Pursuant to the Ferrofluidics Corporation Amended and Restated 1995 Stock Option and Incentive Plan (the "1995 Incentive Plan"), eligible non-employee Directors are entitled to receive options to purchase shares of Common Stock in accordance with the formula provisions thereof. Under the 1995 Incentive Plan, eligible non-employee Directors automatically receive an option to purchase 3,000 shares of Common Stock on the fifth business day after each annual meeting of stockholders of the Company, commencing with the 1995 Annual Meeting. Accordingly, on December 24, 1998, each of Messrs. Stone, Nichols, Kamen, Hazard and Rittereiser was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $3.16. All such options vested and became immediately exercisable upon grant and have an exercise price equal to 100% of the fair market value of a share of Common Stock on the grant date.

COMPENSATION OF EXECUTIVE OFFICERS

    The following sections set forth and discuss the compensation paid or awarded during the last three years to the Company's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal 1999 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

    The following table shows for the fiscal years ended June 28, 1997, June 27, 1998 and July 3, 1999, the annual compensation paid by the Company to the Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal 1999.


                                                                                  Long Term Compensation
                                                                    -------------------------------------------------
                                    Annual Compensation                             Awards                  Payouts
                         -----------------------------------------  -------------------------------------- ----------
                                                                                     Securities Underlying
       Name and                 Salary             Other Annual     Restricted Stock       Warrants/         LTIP       All Other
  Principal Position     Year   ($)(1)   Bonus($)  Compensation($)     Award($)            Options(#)      Payouts($)  Compensation
  ------------------     ----  -------   --------  ---------------     --------            ----------      ----------  ------------
Paul F. Avery, Jr.......
 President, Chief        1999  210,000       --       15,604(2)           --                83,000(3)          --        11,570(4)
 Executive Officer and   1998   19,230(5)    --        1,111(6)           --                75,000(3)          --       120,450(7)
 Chairman of the Board   1997  183,814(5)    --        3,615(6)           --                    --             --        19,350(8)


Alvan F. Chorney........ 1999  180,000                   231(9)           --                34,000(3)          --            --
 Vice President--New     1998  183,974    1,720        1,000(9)           --                    --             --            --
 Business Development    1997  170,223    5,156        1,000(9)           --                    --             --         2,099(10)


William B. Ford.........
 Vice President, Chief   1999  121,519       --           --              --                36,000(3)          --         2,745(11)
 Financial Officer and   1998  150,365       --           --              --                    --             --         5,832(10)
 Treasurer               1997  112,223(5)    --           --              --                30,000(3)          --            --


Timothy D. Barton....... 1999  111,884       --           --              --                19,000(3)          --            --
 Vice President and      1998       --       --           --              --                    --             --            --
 General Manager         1997       --       --           --              --                    --             --            --
 -Components Division

------------------------

 (1) Includes all voluntary pre-tax contributions to the Ferrofluidics Corporation Tax Savings and Deposit and Investment Plan.
 (2) Of such amount, $12,982 represents an automobile allowance and $2,622 represents an allowance for medical and health expenses incurred by Mr. Avery in excess of amounts covered by the Company's group health plan.
 (3)   This amount represents Shares subject to option agreements.
 (4) This amount includes the full dollar value of insurance premiums paid by the Company on behalf of Mr. Avery with respect to term life insurance.
 (5)   This amount represents less than a full year's salary.
 (6)   This amount represents an automobile allowance.
 (7) This amount includes the full dollar value of insurance premiums paid by the Company on behalf of Mr. Avery with respect to term life insurance in the amount of $10,450 and payments made to Mr. Avery pursuant to a consulting agreement with the Company in the amount of $110,000. See "Employment Agreements and Change in Control Agreements" below.
 (8) This amount includes the full dollar value of insurance premiums paid by the Company on behalf of Mr. Avery with respect to term life insurance in the amount of $9,350 and payments made to Mr. Avery pursuant to a consulting agreement with the Company in the amount of $10,000. See "Employment Agreements and Change in Control Agreements" below.
 (9) This amount represents an allowance for medical and health expenses incurred by Mr. Chorney in excess of amounts covered by the Company's group health plan.
 (10) This amount represents reimbursement by the Company to Mr. Chorney and Mr. Ford, respectively, of expenses incurred in connection with their relocation to New Hampshire.
 (11) This amount represents reimbursement by the Company for tax incurred by Mr. Ford relating to the reimbursement by the Company of certain relocation expenses incurred by Mr. Ford.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding each stock option granted during fiscal 1999 to each of the Named Executive Officers. The potential realizable values that would exist for the respective options are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date of grant over the full term of the option. Actual gains, if any, on stock options exercises and holdings of Common Stock are dependent on the future performance of the Common Stock.


                                  Individual Grants
                            -----------------------------------------------------------   Potential Realizable Value
                                                                                              at Assumed Annual
                             Number of       % of Total                                         Rates of Stock
                            Securities         Options                                        Price Appreciation
                            Underlying        Granted to        Exercise                       For Option Term
                             Options         Employees in    or Base Price   Expiration       ------------------
                            Granted(1)       Fiscal Year      Per Share(2)      Date          5% ($)      10%($)
                            ----------       -----------      ------------      ----          ------      ------

Paul F. Avery, Jr...........  83,000            27.4%             $ 3.81       11/5/03       $87,369     $193,062
Alvan F. Chorney............  34,000            11.2                3.81       11/5/03        35,790       79,085
William B. Ford.............  36,000            11.9                3.81       11/5/03        37,895       83,738
Timothy D. Barton...........  19,000             6.3                3.81       11/5/03        20,000       44,195

------------------------

 (1) The options were fully vested upon grant. Options are generally subject to the employee's continued employment. The options terminate five years after the grant date, subject to earlier termination in accordance with the 1995 Incentive Plan and the applicable option agreement.
 (2) The exercise price is equal to the market value on the date of the grant. The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration of the option term using the 5% and 10% appreciation rates established in regulations of the Commission, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the Common Stock. The values shown do not consider nontransferability, vesting or termination of the options upon termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUES

     The following table sets forth the shares of Common Stock acquired and the value realized upon exercise of stock options during fiscal 1999 by each of the Named Executive Officers and certain information concerning stock options held by the Named Executive Officers as of July 3, 1999.

                                                             Number of Securities          Value of Unexercised
                                 Shares                    Underlying Unexercised          In-The-Money Options
                            Acquired on       Value    Options At Fiscal Year-end         at Fiscal Year-end(1)
Name                           Exercise    Realized     Exercisable/unexercisable     Exercisable/unexercisable
------------------------------ --------    --------     -------------------------     -------------------------

Paul F. Avery, Jr.............        0          $0               288,000/      0           $ 31,374/    $    0
Alvan F. Chorney..............        0           0                59,000/      0             12,852/         0
William B. Ford...............        0           0                43,000/ 23,000             10,584/     3,024
Timothy Barton................        0           0                26,625/      0              7,182/         0

--------------------------

 (1) Based on the fair market value of the Common Stock of $4.188 per Share, the price of the last reported trade of the Common Stock on the Nasdaq National Market on July 2, 1999, less the option exercise price per share. Options are in-the-money if the fair market value of the shares of Common Stock covered thereby is greater than the option exercise price.


REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     General

     The Compensation Committee consists of Messrs. Stone and Kamen, each of whom are non-employee Directors. The Compensation Committee is generally responsible for developing the Company's executive and management compensation policies, including awards of equity-based compensation. The Company's executive compensation program is designed to provide competitive levels of compensation, reward above-average individual performance and assist the Company in attracting and retaining qualified management. Where applicable, the Compensation Committee takes into account employment agreements between an executive officer and the Company. Mr. Avery, the President and Chief Executive Officer of the Company, makes general recommendations to and reviews with the Compensation Committee salary increases and bonus compensation of executive officers and employees other than himself.

     Compensation Policy Review

     From time to time, the Compensation Committee evaluates its objectives regarding the Company's executive compensation policy. The Compensation Committee's primary objectives in evaluating the Company's executive compensation philosophy historically have been to (i) review base salaries, cash bonuses and short-term and long-term incentives for executive officers based upon a survey of compensation for executive officers in a group of comparable high-technology companies, and (ii) to develop an appropriate methodology for structuring long-term incentive awards to ensure that such awards more closely align the interests of the executive officers with those of the Company's stockholders.

     The Compensation Committee also has from time to time sought and received advice from an independent compensation consulting firm in its evaluation of the Company's executive compensation policies. The last occasion on which the Compensation Committee sought advice from a consultant was in 1995, at which time the consultant conducted a survey of executive compensation levels and practices of companies within a proxy peer group (the "Peer Group") of companies of similar size to the Company. The Peer Group consisted of seven companies in the specialty machinery industry having annual revenues of $30 million to $50 million.

     Compensation Policies for Executive Officers

     Base Salary. The annual base salary and base salary adjustments for executive officers are determined by the Compensation Committee in its discretion and are targeted according to the salaries of executives holding similar offices and having similar responsibilities within the Company's industry segment. The Compensation Committee also considers factors such as industry experience and executive retention. Annual salary adjustments for executive officers are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive officer and any change in the responsibilities assumed by the executive officer. Salary adjustments are normally determined and made on an annual basis. The base salary of Paul F. Avery, Jr., the Chief Executive Officer of the Company, was established pursuant to his current Employment Agreement dated June 3, 1998, as amended to date, with the Company (the "Avery Employment Agreement"), which is described under "Employment Agreements and Change in Control Agreements" below, and was based on the foregoing criteria. The base salary of William B. Ford, Vice President and Chief Financial Officer of the Company, was established pursuant to his current Employment Agreement dated September 23, 1996 with the Company (the "Ford Employment Agreement"), which is described under "Employment Agreements and Change of Control Agreements" below, and was based on the foregoing criteria.

     Cash Bonuses. The Company has a cash incentive program (the "Cash Incentive Plan"), which became effective on July 1, 1995. The Cash Incentive Plan is intended to encourage, recognize and reward performance by executives by providing cash compensation based upon the achievement of a pre-determined annual operating budget and a combination of quantitative and qualitative measures (the relative weights of which are determined in the sole discretion of the Compensation Committee when it performs its performance review), including orders received (for marketing managers), percent defect rate (for production managers), timeliness and quality of monthly reporting (for accounting managers) and effectiveness of improvement projects (for all managers). The annual operating budget is determined by the Compensation Committee and the Board of Directors prior to the beginning of the fiscal year and the total pool from which cash incentives may be awarded under the plan is formed based upon the achievement of the operating profits contained in the annual operating budget. The Chief Executive Officer is eligible to receive up to 35% of his respective base salary depending upon the extent to which the operating profits contained in the annual operating budget are achieved, while executive officers other than the Chief Executive Officer are eligible to receive up to either 20% or 25% of their respective base salaries depending upon the extent to which the operating profits contained in the annual operating budget are achieved.

     Although cash bonuses generally are awarded pursuant to the Cash Incentive Plan, the Compensation Committee, in its discretion, may award a cash bonus to an executive officer for outstanding performance based upon individual performance reviews (which may or may not take into account specific performance measures relative to that executive officer), retention considerations and general industry practice. Based upon the foregoing criteria, no executive officers of the Company received a cash bonus under the Cash Incentive Plan for fiscal 1999 performance and no discretionary cash bonuses were awarded.

     Equity and Equity-Based Incentives. Equity and equity-based incentive awards are designed to attract and retain executives who can make significant contributions to the Company's success, reward executives for such significant contributions and give executives a longer-term incentive to increase shareholder value. The size and frequency of equity and equity-based incentive awards are determined by the Compensation Committee in its discretion, taking into account individual performance and responsibilities, but without any specific performance measures. The Compensation Committee also may grant stock options for executive retention purposes, taking into account, among other things, general industry practice. To ensure that high levels of performance occur over the long-term, stock options granted to executives typically vest over a period of time. All outstanding options have been granted with an exercise price equal to 100% of the fair market value of the Common Stock on the grant date.

     The 1995 Incentive Plan is the principal vehicle by which the Company intends to achieve the executive compensation policy objective of providing long-term incentives to executive officers that will more closely align the interests of such executives with those of the Company's stockholders. Pursuant to the 1995 Incentive Plan, the Compensation Committee may grant a variety of long-term incentive awards based on the Common Stock, including stock options (both incentive options and non-qualified options), SARs, restricted stock, unrestricted stock, performance shares and dividend equivalent rights. In fiscal 1999, each of Messrs. Avery, Ford, Chorney and Barton received an option(s) to purchase 83,000 shares of Common Stock, 36,000 shares of Common Stock, 34,000 shares of Common Stock and 19,000 shares of Common Stock, respectively. Each of these options was fully vested upon grant.

     At its discretion, under the Ferrofluidics Corporation Amended and Restated 1994 Restricted Stock Plan (the "1994 Restricted Stock Plan"), the Compensation Committee may also award restricted stock bonuses to executive officers and other key employees. Shares of restricted stock granted to executive officers under the 1994 Restricted Stock Plan vest over a period of time and are subject to forfeiture in the event an officer's employment with the Company terminates prior to vesting. Shares of restricted stock are not transferable prior to vesting. During Fiscal 1999, no executive officers of the Company received an award of restricted stock.

     Any value received by an executive officer from a stock option grant and any increase in the value of stock received as a bonus depends entirely on increases in the price of the Common Stock.

     Other Compensation. The Company provides executive officers and management with health, retirement and other benefits under plans that are generally available to the Company's employees.

     Compensation of the Chief Executive Officer

     Mr. Avery's base salary was established pursuant to the criteria described above in "Base Salary" in the Avery Employment Agreement which is described under "Employment Agreements and Change in Control Agreements" below. Based on the criteria set forth in the Cash Incentive Plan, Mr. Avery did not receive a cash bonus for fiscal 1999 and the Compensation Committee did not exercise the discretion to award him a cash bonus. However, in consideration of Mr. Avery's outstanding commitment to the Company, and in accordance with the other objectives of the Compensation Committee's equity-based incentive philosophy, Mr. Avery received an option to purchase 83,000 shares of Common Stock on November 5, 1998, which was fully vested upon grant.

     Federal Tax Regulations Applicable to Executive Compensation

     As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), the Company's deduction of executive compensation may be limited to the extent that a "covered employee" (i.e., the chief executive officer or one of the four highest compensated officers who is employed on the last day of the Company's taxable year and whose compensation is reported in the Summary Compensation Table) receives compensation in excess of $1,000,000 in such taxable year of the Company (other than performance-based compensation that otherwise meets the requirements of Section 162(m) of the Code). The Company intends to take appropriate action to comply with such regulations, if applicable, in the future.


     DENNIS R. STONE, CHAIRMAN                    DEAN KAMEN



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Avery, the President and Chief Executive Officer of the Company, makes general recommendations to and reviews with the Compensation Committee the salary increases and bonus compensation of executives and management other than himself.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     AVERY EMPLOYMENT AGREEMENT AND CONSULTING AGREEMENT

     The terms of employment of Paul F. Avery, Jr., President, Chief Executive Officer and Chairman of the Board of the Company, are set forth in the Avery Employment Agreement. Under the Avery Employment Agreement, Mr. Avery serves as the President, Chief Executive Officer and Chairman of the Board of the Company until June 3, 2000 at a salary of $250,000 per year, subject to earlier termination for death, disability, cause or upon 60 days' written notice by either Mr. Avery or the Company. Pursuant to the Avery Employment Agreement, the Company is required to, among other things, (i) reimburse Mr. Avery for all reasonable business expenses incurred by Mr. Avery in the performance of his duties, (ii) provide Mr. Avery with an automobile for business and personal use and pay or reimburse Mr. Avery for all expenses associated therewith, and (iii) maintain insurance on Mr. Avery's life in the amount of $1,000,000, payable as directed by Mr. Avery, until the expiration of the term of the agreement, unless Mr. Avery is terminated by the Company for cause. In addition, Mr. Avery is entitled to participate in the health, welfare, retirement and other fringe benefit plans, which the Company makes available to management from time to time.

     Mr. Avery may terminate his employment at any time upon 60 days' written notice to the Company and the Company may terminate Mr. Avery's employment other than for cause (as defined in the Avery Employment Agreement) at any time upon 60 days' written notice to Mr. Avery. If Mr. Avery is terminated for cause, he is entitled to any earned but unpaid salary at the date of termination and the contribution by the Company to the cost of Mr. Avery's participation in the Company's group medical and dental insurance plans as permissible under applicable law and plan terms. If Mr. Avery's employment is terminated for reasons other than (i) by the Company for cause or (ii) voluntary termination by Mr. Avery, Mr. Avery is entitled to receive an amount equal to the aggregate base salary which Mr. Avery would have received had he been employed by the Company through the last day of the term of the agreement. If Mr. Avery dies or becomes disabled during the term of the Avery Employment Agreement, Mr. Avery's employment immediately terminates and he is entitled to any earned but unpaid salary. If the Company undergoes a "change of control" (as defined in the Avery Employment Agreement), and Mr. Avery is terminated, voluntarily or involuntarily, other than for cause after the date such change in control occurs, Mr. Avery is entitled to receive an amount equal to the aggregate base salary which Mr. Avery would have received had he been employed by the Company through the last day of the term of the agreement.

         In addition to any other payments to which he might be entitled upon termination of his employment, the terms of the Avery Employment Agreement also provide that, upon the termination of Mr. Avery's employment for reasons other than (i) by the Company for cause, (ii) the death or disability of Mr. Avery or
(iii) the expiration of the term of the agreement, the Company and Mr. Avery shall immediately enter into an agreement pursuant to which Mr. Avery shall be engaged as a consultant to the Company. The terms and conditions of such consultancy shall be identical to those set forth in the Consulting Agreement dated as of May 1, 1997 between the Company and Mr. Avery (the "Avery Consulting Agreement"), which terminated upon Mr. Avery's engagement by the Company as President, Chief Executive Officer and Chairman of the Board on June 3, 1998.

     Under the Avery Consulting Agreement, Mr. Avery performed such consulting, advisory and related services for the Company as were reasonably requested by the Company from time to time for a consulting fee of $10,000 per month for a term of three years, which term could be extended upon mutual written agreement. In addition, under the Avery Consulting Agreement, the Company could also request that Mr. Avery serve as Chairman of the Board. If the Company so requested, and if Avery agreed to so serve, the Company would be required to pay Mr. Avery an annual retainer of $50,000 for such service for so long as Mr. Avery served in such position. Such retainer would be in addition to any payments to be made to Mr. Avery with respect to his consultancy. Under the Avery Consulting Agreement, the Company was required to reimburse Mr. Avery for all reasonable business expenses incurred by Mr. Avery in the performance of his duties. Mr. Avery was entitled to participate in and enjoy the benefit of the Company's retirement plans, but was not entitled to participate in the health, welfare, retirement and other fringe benefit plans, which the Company made available to management from time to time, except at his own expense. Mr. Avery could terminate his consultancy at any time upon 60 days written notice to the Company and the Company could terminate Mr. Avery's consultancy other than for cause (as defined in the Avery Consulting Agreement) at any time upon 60 days written notice to Mr. Avery. If Mr. Avery were terminated for cause, he would be entitled to any earned but unpaid consulting fees at the date of termination. If Mr. Avery were to die or become disabled during the term of the Avery Consulting Agreement, Mr. Avery's consultancy would be immediately terminated. If Mr. Avery's employment was terminated for reasons other than for cause or due to death or disability, the Company would continue to pay Mr. Avery his consulting fees for the duration of the term of the Avery Consulting Agreement.

     In connection with the Offer and the Merger, the Company, the Purchaser, Parent and Mr. Avery agreed, subject to certain modifications described below, that effective upon the acceptance for payment by the Purchaser or an affiliate thereof of the shares of Common Stock tendered pursuant to the Offer (the date on which such acceptance occurs being referred to as the "Acceptance Date"), Mr. Avery's employment with the Company will terminate and that Mr. Avery will serve as a consultant and advisor to the Company pursuant to the terms of the Avery Consulting Agreement. The Avery Consulting Agreement will commence as of the Acceptance

Date and will continue for a period of three years. Under the Avery Consulting Agreement as modified, the parties agreed that, in addition to the consulting fee of $10,000 per month, the Company will pay Mr. Avery $250,000 on the Acceptance Date (or, at Mr. Avery's option, over the three-year term on a weekly basis) and an additional $50,000 per annum advisory fee for so long as Mr. Avery is retained by the Company to provide advisory services. In addition, the Company will be required to maintain insurance on Mr. Avery's life in an amount of $1,000,000, payable as directed by Mr. Avery, for two years.

     In the event that the Acceptance Date does not occur, the Avery Consulting Agreement will not become effective and Mr. Avery will continued to be employed by the Company under the terms of the Avery Employment Agreement.

     FORD EMPLOYMENT AGREEMENT

     The terms of employment of William B. Ford, Vice President and Chief Financial Officer of the Company are set forth in the Ford Employment Agreement. The Ford Employment Agreement provides for Mr. Ford's employment at a salary of $140,000 per year, subject to annual salary reviews by the Compensation Committee or the President of the Company, as appropriate. Pursuant to the Ford Employment Agreement, the Company is required to reimburse Mr. Ford for all reasonable business expenses incurred by Mr. Ford in the performance of his duties. In addition, Mr. Ford is entitled to participate in the health, welfare, retirement and other fringe benefit plans which the Company makes available to management from time to time.

     Pursuant to the Ford Employment Agreement, the Company or Mr. Ford may terminate Mr. Ford's employment at will upon six months written notice if such notice is given within one year of his employment or upon one year's written notice if such notice is given after the first year of his employment. If the Company undergoes a change of control (as defined in the Ford Employment Agreement) and Mr. Ford is terminated by the Company other than for cause within 12 months after such change of control occurs, Mr. Ford shall be entitled to receive an amount equal to six months' salary at the rate then in effect if such termination occurs within the first year of Mr. Ford's employment, and an amount equal to 12 months' salary at the rate then in effect if such termination occurs after the first year of Mr. Ford's employment. If Mr. Ford dies or becomes disabled during the term of the Ford Employment Agreement, Mr. Ford's employment automatically terminates and he is entitled to any earned but unpaid salary. If Mr. Ford is terminated for cause (as defined in the Ford Employment Agreement), he is entitled to any earned but unpaid salary at the date of termination and the contribution by the Company to the cost of Mr. Ford's participation in the Company's group medical and dental insurance plans as permissible under applicable law and plan terms.

     In connection with the Offer and the Merger, the Company, the Purchaser, Parent and Mr. Ford have entered into an Employment Agreement (the "New Ford Employment Agreement") which becomes effective only if the Purchaser or an affiliate thereof accepts for payment Shares tendered pursuant to the Offer. Under the New Ford Employment Agreement, the parties agreed that Mr. Ford's employment with the Company pursuant to the Ford Employment Agreement would be terminated effective as of the Acceptance Date. The New Ford Employment Agreement will be effective from the Acceptance Date until March 31, 2000 and provides that Mr. Ford will continue to serve the Company in an executive capacity. Under the New Ford Employment Agreement, Mr. Ford will receive a payment of $45,000 on the Company's first payroll date after January 1, 2000 and a further payment of $104,000 on the Company's first payroll date after January 1, 2001. Mr. Ford will also be compensated by the Company at the annual rate of $145,000, payable not less than twice a month. The parties also agreed that the consideration payable to Mr. Ford with respect to his options to purchase shares of Common Stock in connection with the Merger would be payable in installments:
$50,000 on January 2, 2000, and $48,750 on January 2, 2001.

     In addition, Mr. Ford will be entitled to participate in the health, welfare, retirement and other fringe benefit plans which the Company makes available to management from time to time and will be entitled to accrue vacation days at the rate of four weeks per year. Mr. Ford will be given credit under all of the Company's employee benefits and policies, including for accrued vacation time, for all services prior to the Acceptance Date. Mr. Ford will be paid upon the termination of his employment with the Company for all accrued vacation time as of the termination date in accordance with the Company's policy.

      If Mr. Ford dies or becomes disabled during the term of the New Ford Employment Agreement, Mr. Ford's employment automatically terminates and he, or his beneficiary, as the case may be, will be entitled to any earned but unpaid salary. If Mr. Ford is terminated for cause (as defined in the New Ford Employment Agreement), he will be entitled to any earned but unpaid salary at the date of termination and the contribution by the Company to the cost of Mr. Ford's participation in the Company's group medical and dental insurance plans as permissible under applicable law and plan terms.

     In the event that the Acceptance Date does not occur, then the New Ford Employment Agreement will not become effective and Mr. Ford will continued to be employed by the Company under the Ford Employment Agreement.

     CHORNEY SEVERANCE AGREEMENT

     On August 6, 1999, the Company entered into a Letter Agreement with Alvan
D. Chorney, the Company's Vice President--New Business Development (the "Chorney Letter Agreement"), pursuant to which the parties agreed, among other things, to confirm certain provisions of a Severance Agreement dated as of October 1, 1993 between the Company and Mr. Chorney (the "Chorney Severance Agreement") and provide for the payment of certain severance payments to Mr. Chorney in the event that his employment with the Company is terminated following a change of control. The Chorney Letter Agreement provides that if the Company undergoes a change of control and Mr. Chorney is terminated by the Company (other than for cause or by reason of Mr. Chorney's death or disability) within 12 months of such change of control event, Mr. Chorney will receive equal bi-weekly payments for 24 months at a rate equal to the highest annual salary rate during Mr. Chorney's employment with the Company. The Chorney Severance Agreement remains in effect with respect to any termination of Mr. Chorney's employment by the Company other than in connection with or following a change of control.

     The Chorney Severance Agreement provides Mr. Chorney with certain severance benefits in the event that his employment is terminated by the Company other than by reason of death, disability or cause. Pursuant to this agreement, if Mr. Chorney's employment is terminated other than for any of the aforementioned reasons, he is entitled to receive for a period of eighteen months an aggregate amount equal to the greater of (i) $225,000 and (ii) the annual base salary which he would have received over an eighteen-month period commencing on the date of such termination.

     BARTON SEVERANCE AGREEMENT

     On July 1, 1999, the Company entered into a Letter Agreement with Timothy
D. Barton, the Company's Vice President and General Manager--Components Division (the "Barton Letter Agreement"). The Barton Letter Agreement provides, among other things, that if the Company undergoes a change of control and Mr. Barton is terminated by the Company, Mr. Barton will receive a payment equal to 6-months' salary.

STOCKHOLDER RETURN PERFORMANCE GRAPH

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock, based on the market price of the Company's Common Stock and assuming reinvestment of dividends, with the cumulative total return of companies within the NASDAQ Stock Market and the companies within the Dow Jones Industrial Technology Index. The calculation of total cumulative return assumes a $100 investment in the Company's Common Stock, the NASDAQ Stock Market and the Dow Jones Industrial Technology Index on July 1, 1994. The comparisons in this table are historical and are not intended to forecast or be indicative of possible future performance of the Common Stock of the Company.


                                                CUMULATIVE TOTAL RETURN
                                                -----------------------
                                        6/94   6/95   6/96   6/97   6/98   6/99
                                        ----   ----   ----   ----   ----   ----
FERROFLUIDICS CORPORATION                100    183    257    160     79     86
NASDAQ STOCK MARKET (U.S.)               100    133    171    208    274    393
DOW JONES INDUSTRIAL TECHNOLOGY          100    142    141    151    133    169


ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant as set forth on the cover of this report it has been assumed that directors and executive officers of the Registrant are affiliates.

     The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of Common Stock as of October 1, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's Directors and nominees, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's executive officers and Directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power over the Shares shown as beneficially owned.

                                                        Shares
Directors, Executive Officers                         Beneficially    Percent of
     and 5% Stockholders                                Owned(1)        Class(2)
-----------------------------                         ------------    ----------

Paul F. Avery, Jr..............................        331,900 (3)       5.7%

Alvan F. Chorney...............................         62,000 (4)       1.1

William B. Ford................................         63,500 (5)       1.1

Timothy Barton.................................         30,105 (6)        *

Howard F. Nichols..............................         24,975 (7)        *

Dean Kamen.....................................         18,100 (8)        *

Dennis R. Stone................................         16,350 (9)        *

All directors and executive officers
  as a group (7 persons).......................        546,930 (10)      9.0

--------------------------
*     Less than 1%.

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include shares of Common Stock owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth above as beneficially owned also include shares of Common Stock, which such persons had the right to acquire within 60 days of October 1, 1999 pursuant to stock options.

(2) Percentages are calculated on the basis of 5,574,177 shares of Common Stock outstanding as of October 1, 1999, together with applicable stock options for each stockholder.

(3) Includes 288,000 shares of Common Stock, which Mr. Avery may acquire upon the exercise of stock options within 60 days of October 1, 1999.

(4) Includes 59,000 shares of Common Stock, which Mr. Chorney may acquire upon the exercise of stock options within 60 days of October 1, 1999.

(5) Includes 54,500 shares of Common Stock, which Mr. Ford may acquire upon the exercise of stock options within 60 days of October 1, 1999.

(6) Includes 26,625 shares of Common Stock, which Mr. Barton may acquire upon the exercise of stock options within 60 days of October 1, 1999.

(7) Includes 19,600 shares of Common Stock, which Mr. Nichols may acquire upon the exercise of stock options within 60 days of October 1, 1999.

(8) Includes 17,350 shares of Common Stock, which Mr. Kamen may acquire upon the exercise of stock options within 60 days of October 1, 1999.

(9) Includes 11,250 shares of Common Stock, which Mr. Stone may acquire upon the exercise of stock option within 60 days of October 1, 1999.

(10) Includes 476,325 shares of Common Stock, which may be acquired by such persons upon the exercise of stock option, within 60 days of October 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The consolidated financial statements of the Company have been included in Item 8 herein.

(a)  FINANCIAL STATEMENT SCHEDULES                                       PAGE
     for the years ended July 3, 1999 and June 27, 1998 and June 28, 1997

     Schedule II - Valuation and Qualifying Accounts                      60

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

10.75 Asset Purchase Agreement dated September 23, 1998, by and between the Registrant and General Signal Technology Corporation.(5)

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

10.79    Letter Agreement, dated July 1, 1999, between the Registrant and Barry
         D. Moskowitz.(6)

10.80    Letter Agreement, dated August 2 1999, between the Registrant and David
         C. Lewandoski.(6)

10.81 Amendment to Employment Agreement, dated August 6, 1999, between the Registrant and Alvan F. Chorney.(6)

10.82 Amendment to Employment Agreement, dated September 9, 1999, between the Registrant and Paul F. Avery, Jr.(6)

10.83 Consulting Agreement dated as of October 20, 1999 by and among the Registrant, Ferrotec Corporation, Ferrotec Acquisition, Inc. and Paul
         F. Avery, Jr.(7)

10.84 Letter Agreement dated as of October 20, 1999 by and among the Registrant, Ferrotec Corporation, Ferrotec Acquisition, Inc. and Paul
         F. Avery Jr.(7)

10.85 Amendment dated as of October 20, 1999 to the Shareholder Rights Agreement dated as of August 3, 1994 by and between the Registrant and the American Stock Transfer & Trust Company.(7)

10.86 Agreement and Plan of Merger dated as of October 20, 1999 by and among the Registrant, Ferrotec Corporation and Ferrotec Acquisition, Inc.(7)

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

(4) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.

(5) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

(6) Incorporated by reference to the designated exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

(7)  Incorporated by reference to the designated exhibit of the Registrant's
     Schedule 14D-9 filed October 26, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize, this 29th day of October, 1999.

                                 FERROFLUIDICS CORPORATION

                                 By:  /s/ Paul F. Avery, Jr.
                                      ----------------------------
                                      Paul F. Avery, Jr.
                                      President, Chief Executive Officer and
                                      Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURES                   TITLE                                   DATE SIGNED


/s/ Paul F. Avery, Jr.       President, Chief Executive Officer and     10/29/99
-------------------------    Chairman of the Board (Principal
Paul F. Avery, Jr.           Executive Officer)


/s/ William B. Ford          Vice President and Chief Financial         10/29/99
-------------------------    Officer (Principal Financial Officer)
William B. Ford


/s/ Dean Kamen               Director                                   10/29/99
-------------------------
Dean Kamen


/s/ Howard F. Nichols        Director                                   10/29/99
-------------------------
Howard F. Nichols


/s/ Dennis R. Stone          Director                                   10/29/99
-------------------------
Dennis R. Stone

                            FERROFLUIDICS CORPORATION

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
            Years Ended July 3, 1999, June 27, 1998 and June 28, 1997



                                                   Balance at     Charges                   Balance at
                                                   Beginning        To        Deductions      End of
                                                   of Period     Expenses     And Other       Period
                                                   ---------     --------     ----------     --------
1999
       Reserve for doubtful accounts - trade        $329,000     $ 88,000     $157,000(1)    $260,000
                                                    ========     ========     ===========    ========

1998
       Reserve for doubtful accounts - trade        $199,000     $185,000     $ 55,000(2)    $329,000
                                                    ========     ========     ===========    ========

1997
       Reserve for doubtful accounts - trade        $320,000     $ 50,000     $171,000(2)    $199,000
                                                    ========     ========     ===========    ========


(1) Uncollectible accounts written off, net of recoveries, of $99,000 and reduction in the Systems Division reserve of $58,000 due to the collection of the majority of the accounts.

(2)  Uncollectible accounts written off, net of recoveries.