Form 10-Q
period 1999-10-02
FERROFLUIDICS CORP
filed 1999-11-12
CIK 353286

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999
                                                ---------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to_______________


                         Commission file number 1-12198
                                                -------


                            FERROFLUIDICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



   Massachusetts                                                     02-0275185
   -----------------------------                             -------------------
   (State or other jurisdiction of                               (I.R.S.Employer
   incorporation or organization                             Identification No.)

   40 Simon Street,
   Nashua, New Hampshire                                                  03060
   ----------------------------------------                           ----------
   (Address of principal executive offices)                           (Zip Code)

       (Registrant's telephone number, including area code) (603) 883-9800
                                                            --------------

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        (1) Yes  X   No
                                                ---     ---
                                        (2) Yes  X   No
                                                ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 29, 1999.

Common Stock, $.004 par value per share                              6,226,675
----------------------------------------                        --------------
(Class)                                                         (No. of Shares)

                                TABLE OF CONTENTS

                                                                     Page Nos.
                                                                     ---------
Part I.  Financial Information

Item 1.  Financial Statements

            Consolidated Balance Sheets -
            October 2, 1999 and July 3, 1999                              3

            Consolidated Statements of Operations -
            Three Months Ended October 2, 1999 and September 26, 1998     4

            Consolidated Statements of Cash Flows -
            Three months Ended October 2, 1999 and September 26, 1998     5

            Notes to Consolidated Financial Statements               6 - 10


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Position                          11 - 17

Part II. Other Information                                               17

Signatures                                                               18

PART I.  FINANCIAL INFORMATION

ITEM 1.

                            FERROFLUIDICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        October 2, 1999 and July 3, 1999


                                                                             October 2, 1999       July 3, 1999
                                                                             ---------------       ------------
                                                                               (unaudited)             (note)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                   $  8,396,000        $  8,038,000
   Accounts receivable - trade, less allowance
       for doubtful accounts of $278,000 at
       October 2, 1999 and $260,000 at July 3, 1999                               4,784,000           3,855,000
   Inventories                                                                    5,367,000           6,325,000
   Prepaid and other current assets                                                 430,000             246,000
                                                                               ------------        ------------
Total Current Assets                                                             18,977,000          18,464,000
                                                                               ------------        ------------
Property, plant and equipment, at cost, net
   of accumulated depreciation of $11,485,000 at
   October 2, 1999 and $11,205,000 at July 3, 1999                                6,387,000           6,403,000
Cash value of life insurance                                                      2,119,000           2,097,000
Deferred income taxes, net                                                        1,139,000           1,139,000
Other assets, principally goodwill                                                  817,000             820,000
                                                                               ------------        ------------
TOTAL ASSETS                                                                   $ 29,439,000        $ 28,923,000
                                                                               ============        ============

LIABILITIES
-----------
Current Liabilities:
   Accounts payable                                                            $  1,784,000        $  1,627,000
   Accrued expenses                                                               1,995,000           1,742,000
                                                                               ------------        ------------
Total Current Liabilities                                                         3,779,000           3,369,000
                                                                               ------------        ------------

Long-term debt obligations                                                        5,000,000           5,000,000
Other liabilities                                                                    25,000              25,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, authorized
   100,000 shares, issued and outstanding, none                                          --                  --
Common stock, $.004 par value, authorized
   12,500,000 shares, issued and outstanding 6,226,675 shares                        25,000              25,000
Additional paid-in capital                                                       36,764,000          36,764,000
Retained deficit                                                                (12,151,000)        (12,600,000)
Currency translation adjustments                                                 (1,374,000)         (1,461,000)
                                                                               ------------        ------------
                                                                                 23,264,000          22,728,000
Treasury stock, at cost, 652,498 shares (553,998 shares at July 3, 1999)          2,629,000           2,199,000
                                                                               ------------        ------------
Total Stockholders' Equity                                                       20,635,000          20,529,000
                                                                               ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 29,439,000        $ 28,923,000
                                                                               ============        ============


Note: The balance sheet at July 3, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended October 2, 1999 and September 26, 1998
                                   (unaudited)

                                                                       1999               1998
                                                                       ----               ----
Net sales                                                           $ 6,555,000        $ 5,950,000
Cost of sales                                                         3,540,000          3,747,000
                                                                    -----------        -----------
Gross profit                                                          3,015,000          2,203,000

Operating expenses:
   Engineering and product development expenses                         477,000            568,000
   Selling, general and administrative expense                        1,984,000          1,954,000
                                                                    -----------        -----------
Operating Income (loss)                                                 554,000           (319,000)

Interest income                                                         100,000              2,000
Interest expense                                                        (63,000)          (153,000)
Other income, net                                                        47,000             40,000
                                                                    -----------        -----------

Income (loss) from continuing operations before income taxes            638,000           (430,000)
Income taxes                                                            189,000              1,000
                                                                    -----------        -----------

Income (loss) from continuing operations                                449,000           (431,000)

Discontinued operations--Note D:
   Gain on disposal of discontinued division, less applicable
      income taxes of $1,400,000                                             --          5,253,000
                                                                    -----------        -----------

Net income                                                          $   449,000        $ 4,822,000
                                                                    ===========        ===========

Per Share:
Income (loss) from continuing operations:
     Basic                                                          $      0.08        $     (0.07)
     Diluted                                                        $      0.08        $     (0.07)

Income from discontinued operations:
     Basic                                                          $        --        $      0.85
     Diluted                                                        $        --        $      0.85

Net income:
     Basic                                                          $      0.08        $      0.78
     Diluted                                                        $      0.08        $      0.78

Weighted average common shares outstanding:
     Basic                                                            5,598,407          6,218,581
     Diluted                                                          5,629,602          6,218,581


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months Ended October 2, 1999 and September 26, 1998
                                   (unaudited)

                                                                             1999               1998
                                                                             ----               ----
Cash flows from operating activities:
   Net income                                                            $   449,000        $  4,822,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                         315,000             429,000
       Deferred income taxes                                                      --           1,400,000
       Increase in cash surrender value                                      (22,000)            (38,000)
       Gain on disposal of discontinued division                                  --          (6,653,000)
       Gain on sale of assets                                                     --              (2,000)
       Stock-related compensation                                                 --              23,000
       Foreign currency transaction gains                                    (73,000)           (131,000)
       Other                                                                   1,000            (394,000)
   Changes in operating assets and liabilities:
       Accounts receivable, net                                             (833,000)          3,686,000
       Inventories                                                         1,024,000          (1,683,000)
       Prepaid and other current assets                                     (180,000)            132,000
       Accounts payable and accrued expenses                                 289,000          (1,439,000)
       Customer deposits                                                          --             (11,000)
                                                                         -----------        ------------
Net cash provided by operating activities                                    970,000             141,000
                                                                         -----------        ------------

Cash flow from investing activities:
   Acquisition of property, plant, equipment                                (215,000)           (104,000)
   Proceeds from sale of assets                                                   --           1,390,000
   Proceeds from the disposal of Systems Division                                 --          10,800,000
                                                                         -----------        ------------
Net cash (used in) provided by investing activities                         (215,000)         12,086,000
                                                                         -----------        ------------

Cash flow from financing activities:
   Purchase of treasury stock                                               (430,000)                 --
   Proceeds from (repayments of) short term borrowings, net                       --          (9,288,000)
                                                                         -----------        ------------
Net cash used in financing activities                                       (430,000)         (9,288,000)
                                                                         -----------        ------------

Effect of currency rate changes on cash                                       33,000             108,000
                                                                         -----------        ------------
Net increase in cash and cash equivalents                                    358,000           3,047,000
                                                                         -----------        ------------
Cash and cash equivalents at beginning of period                           8,038,000           1,516,000
                                                                         -----------        ------------

Cash and cash equivalents at end of period                               $ 8,396,000        $  4,563,000
                                                                         ===========        ============

Cash paid for interest and income taxes for the three months ended October 2, 1999 and September 26, 1998 is as follows:

                                        1999           1998
                                        ----           ----
 Interest                             $63,000        $284,000
 Income taxes, net                    $84,000        $  1,000


The accompanying notes are an integral part of the consolidated financial statements.

                            FERROFLUIDICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Ferrofluidics Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not therefore include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 3, 1999 ("fiscal 1999").

B.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are comprised of the following elements at October 2, 1999 and July 3, 1999:

                                            October 2, 1999       July 3, 1999
                                            ---------------       ------------
    Raw materials and purchased parts          $1,781,000          $1,756,000
    Work-in-process                             1,327,000           1,725,000
    Finished goods                              2,259,000           2,844,000
                                               ----------          ----------
                                               $5,367,000          $6,325,000
                                               ==========          ==========

     At October 2, 1999 and July 3, 1999, the above balances include approximately $700,000 and $1,411,000, respectively, of inventory relating to the former Systems Division. The Company has purchase contracts for inventory with various suppliers which, in some cases, extend beyond two years. At October 2, 1999 and July 3, 1999, outstanding purchase commitments pursuant to these contracts totaled approximately $3,917,000 and $3,219,000, respectively.

C.   SHORT-TERM BORROWINGS AND OTHER DEBT OBLIGATIONS

     The Company has available to it a total credit facility with its bank of approximately $7,900,000, which includes approximately $5,400,000 in the form of a stand-by letter of credit for the Company's $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"), and $2,500,000 revolving line of credit for working capital purposes. The credit facility is collateralized by substantially all of the assets of the Company. At October 2, 1999, there were no borrowings outstanding under the line of credit. The line of credit expires at the end of November 1999 and management has begun discussions with its bank to renew the line of credit at a level which management believes will be in line with the working capital needs in the continuing operations.

D.   DISCONTINUED OPERATIONS

     On September 23, 1998, the Company sold certain assets of the Systems Division to General Signal Technology Corporation, an SPX Corporation company ("General Signal"), for $10,800,000 in cash (the "Systems Division Sale"). Assets sold included approximately $2,818,000 in inventory, and approximately $625,000 in fixed assets and intangibles. As discussed below, the Systems Division is currently being operated by the Company only to complete existing backlog. After providing for transaction fees of $333,000 and income taxes of $1,400,000, the Company recorded a gain on the Systems Division Sale of $5,253,000 during fiscal 1999. The gain on the Systems Division Sale is net of an operating loss of $368,000 that was incurred by the Systems Division during the quarter ended September 26, 1998. For the period from September 27, 1998 to October 2, 1999, the Systems Division's operations were approximately break-even. The Company also anticipates approximately break-even operations for the Systems Division through the end of the phase-out period, which is expected to end on or about November 27, 1999.

     The Systems Division represented a separate line of business and, accordingly, its net operating results have been reported, net of applicable income taxes, as discontinued operations for all periods through June 29, 1998, the date management decided to dispose of the Systems Division. The Systems Division Sale, as structured, did not include any Systems Division accounts receivable or liabilities, which remained with the Company. The Systems Division Sale also did not include the obligation by the Company to complete approximately $18,433,000 ($840,000 at October 2, 1999) in Systems Division backlog, nor did it include approximately $5,873,000 ($700,000 at October 2, 1999) in inventory on hand on the date of the Systems Division Sale, all of which was needed to fulfill existing backlog. The terms of the Systems Division Sale provided that, generally, any backlog existing on December 31, 1998, would be transferred to General Signal. The remaining backlog at October 2, 1999, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. On December 26, 1998, the customer canceled delivery of the nine machines. In connection with these machines and other orders, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. Prior to June 15, 1999, the Company had settled almost all of its commitments with its vendors at a cost of approximately $1,765,000, which had been considered in calculating the estimated gain on disposal of the Systems Division reflected during the first quarter of fiscal 1999. On June 15, 1999, the Company and its customer negotiated a settlement with respect to the canceled delivery of the nine machines, which settlement had no adverse financial impact to the Company. The remaining backlog at October 2, 1999 of $840,000 is planned to be completed and shipped in the second quarter of fiscal 2000.

     The Systems Division Sale also did not include approximately $6,472,000 ($248,000 at October 2, 1999) in accounts receivable which were outstanding as of the closing of the Systems Division Sale. The Company believes that it will be able to collect the remaining $248,000 of these receivables, but there can be no assurance that the Systems Division Sale will not adversely affect their collectibility.

     In addition to the Systems Division Sale, the Company, in December 1998, decided to discontinue the Component Parts business of FJC, a wholly owned subsidiary. The Company intends to dissolve FJC in fiscal 2000. The Component Parts business of FJC represented a separate line of business and, accordingly, its net operating results have been reported, net of any applicable income taxes, as discontinued operations for all periods through December 22, 1998, the date of the decision to dispose of the Component Parts business of FJC. No significant gain or loss is expected from the discontinuance of this business. For the period from June 28, 1998 to December 22, 1998, the Component Parts business operations of FJC were approximately break-even. The Company also anticipates approximately break-even operations for the Component Parts business of FJC through the end of the phase-out period, which is expected to end on or about November 27, 1999.

The net assets at October 2, 1999 of the discontinued divisions are summarized as follows (000's omitted)

         Current assets                                     $ 957
         Current liabilities                                 (144)
                                                            -----
         Net assets of the discontinued divisions           $ 813
                                                            =====

E.   INCOME TAXES

     FASB Statement No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the benefit of the entire deferred tax asset, a valuation allowance in the amount of $11,210,000 had been established at July 3, 1999. However, based upon a current assessment of the future earnings prospects for the Company through the first quarter of fiscal 2001, management has concluded that no further adjustment to the valuation allowance was necessary as of October 2, 1999. The tax provision for the three months ended October 2, 1999 relates primarily to foreign income taxes and state income taxes.

     As of October 2, 1999, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $33,333,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

F.   COMPREHENSIVE INCOME

     The components of comprehensive income for the three-month periods ended October 2, 1999 and September 26, 1998 are as follows:

                                                      Three months ended
                                                   -------------------------
                                                   10/2/99          9/26/98
                                                   --------       ----------
     Net income                                    $449,000       $4,822,000
     Foreign currency translation adjustments        87,000          293,000
                                                   --------       ----------
     Comprehensive income                          $536,000       $5,115,000
                                                   ========       ==========

G.   STOCK REPURCHASE PROGRAM

     On February 23, 1999, the Company's Board of Directors authorized a stock repurchase program whereby up to 1,000,000 shares of its common stock may be purchased in the open market, as market and business conditions warrant, over the next year. As of October 2, 1999, the Company had purchased a total of 652,498 shares of common stock for $2,629,000 and is holding such shares as treasury stock. In July 1999, the Board of Directors suspended the stock repurchase program and the program continues to be suspended pending the proposed merger with Ferrotec Corporation ("Ferrotec"). See Note J for further discussion of the proposed merger.

H.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three month periods which ended October 2, 1999 and September 26, 1998:

                                                               1999             1998
                                                               ----             ----
Numerator:
         Income (loss) from continuing operations           $  449,000       $  (431,000)
         Income from discontinued operations                        --         5,253,000
                                                            ----------       -----------
         Net income                                         $  449,000       $ 4,822,000
                                                            ==========       ===========

Denominator:
         Denominator for basic earnings per share -
            weighted average shares                          5,598,407         6,218,581

         Effect of dilutive securities:
            Employee stock options                              31,195                --
            Non-vested restricted stock awards                      --                --
                                                            ----------       -----------
            Dilutive potential common shares                    31,195                --
                                                            ----------       -----------

         Denominator for diluted earnings per share -
            adjusted weighted average shares                 5,629,602         6,218,581
                                                            ==========       ===========

     Per Share:

     Income (loss) from continuing operations:
              Basic                                     $0.08            $(0.07)
              Diluted                                   $0.08            $(0.07)
     Income from discontinued operations:
              Basic                                         -            $ 0.85
              Diluted                                       -            $ 0.85

     Net income:
              Basic                                     $0.08            $ 0.78
              Diluted                                   $0.08            $ 0.78


     At October 2, 1999 and September 26, 1998, options and warrants to purchase 338,175 shares at prices ranging from $4.66 to $13.00 per share and 543,259 shares at prices ranging from $3.50 to $13.50 per share, respectively, of common stock were anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

I.   SEGMENT AND GEOGRAPHIC INFORMATION

     The following table presents financial information for the Company's industry segments from continuing operations for the three-month periods ended October 2, 1999 and September 26, 1998. All amounts are expressed in thousands of dollars.

                                                         DISTRIBUTED
                                            COMPONENTS     PRODUCTS     FLUIDS   CONSOLIDATED
                                            ----------     --------     ------   ------------
THREE MONTHS ENDED OCTOBER 2, 1999:
Sales to unaffiliated customers              $ 3,842        $2,004       $709       $6,555
                                                                                    ======

Segment operating profit                       1,466            43        107       $1,616
General corporate expenses                                                          (1,062)
                                                                                    ------
    Operating income                                                                $  554
                                                                                    ======

THREE MONTHS ENDED SEPTEMBER 26, 1998:
Sales to unaffiliated customers              $ 2,545        $2,857       $548       $5,950
                                                                                    ======

Segment operating profit                         229           185        233       $  647
General corporate expenses                                                            (966)
                                                                                    ------
    Operating loss                                                                  $ (319)
                                                                                    ======


     The following is a summary of certain financial data from continuing operations by geographic areas:

                                                 U.S.        EUROPEAN
                                              OPERATIONS    OPERATIONS  ELIMINATIONS    TOTAL
                                              ----------    ----------  ------------    -----
THREE MONTHS ENDED OCTOBER 2, 1999:
Sales to unaffiliated domestic customers       $ 2,734        $   --       $  --        $2,734
Sales to unaffiliated foreign customers            550         3,271          --         3,821
Sales to subsidiaries                              776            --        (776)           --
                                               -------        ------       -----        ------
    Total net sales                              4,060         3,271        (776)       $6,555
                                                                                        ======

Geographic operating profit                      1,389           235          (8)       $1,616
General corporate expenses                                                              (1,062)
                                                                                        ------
    Operating income                                                                    $  554
                                                                                        ======

THREE MONTHS  ENDED SEPTEMBER 26, 1998:
Sales to unaffiliated domestic customers       $ 1,987        $   --       $  --        $1,987
Sales to unaffiliated foreign customers            464         3,499          --         3,963
Sales to subsidiaries                              532            --        (532)           --
                                               -------        ------       -----        ------
    Total net sales                              2,983         3,499        (532)       $5,950
                                                                                        ======

Geographic operating profit                        392           267         (12)       $  647
General corporate expenses                                                                (966)
                                                                                        ------
    Operating loss                                                                      $ (319)
                                                                                        ======

J.   PROPOSED MERGER

     On October 20, 1999, the Company announced that it had entered into an Agreement and Plan of Merger to be acquired by Ferrotec Corporation ("Ferrotec") pursuant to which Ferrotec Acquisition, Inc., a wholly-owned subsidiary of Ferrotec, has made a cash tender offer for all of the outstanding shares of common stock of the Company at a price of $6.50 per share. Based on the offer price and outstanding shares at October 20, 1999 and the stock options that will be exercisable as of completion of the tender offer, the transaction is valued at approximately $38,919,000.

     In the first quarter ended October 2, 1999, the Company recorded merger-related transaction costs of approximately $250,000 primarily for investment banking, legal and other fees. The transaction is expected to close in the second quarter of fiscal 2000.

K.   RECLASSIFICATION

     Certain amounts for quarter ended September 26, 1998 have been reclassified to conform with the presentation of similar amounts for the quarter ended October 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

     The following discussion provides information to assist in the understanding of the Company's results of operations unless otherwise noted, and financial condition. As more fully described in Note D to the Consolidated Financial Statements, on September 23, 1998, certain assets of the Company's Systems Division were sold to General Signal for $10,800,000 in cash. In addition to the Systems Division Sale, in December 1998, management also decided to discontinue the Component Parts business of its wholly owned Japanese subsidiary (Ferrofluidics Japan Corporation ("FJC")). This discussion reflects the fact that in accordance with generally accepted accounting principles, the Company is reporting the results of operations from the Systems Division and the Component Parts business of FJC as discontinued operations and that the Company's Consolidated Financial Statements for fiscal 1999 and prior periods have been revised to reflect this accounting treatment of the Systems Division and the Component Parts business of FJC in those periods. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

     In the quarter ended October 2, 1999, the Company's continuing operations had income of $449,000, or $0.08 per share (both basic and diluted), as compared to a loss in the same period of last year of $431,000, or $0.07 per share (both basic and diluted). Discontinued operations for the current quarter were approximately break-even, and management continues to believe that the operations through final phase-out, which is expected to be completed by the end of November 1999, will be approximately break-even. Discontinued operations for the first quarter of the prior fiscal year reflected the gain on the sale of the Systems Division of $5,253,000 or $0.85 per share for the quarter. Net income for the current quarter was $449,000, or $0.08 per share (both basic and diluted) as compared to $4,822,000, or $0.78 per share (both basic and diluted) in the quarter ended September 26, 1998. The decrease in net income in the current fiscal quarter was due to the sale of the Systems Division in the first quarter of fiscal 1999.

     Net sales and revenues from continuing operations for the quarter ended October 2, 1999 totaled $6,555,000 as compared to $5,950,000 in the same period of the prior year. A comparison of the net sales and revenues by major product line is as follows:

                                              Three months ended
                                       -----------------------------------
                                       October 2, 1999  September 26, 1998
                                       ---------------  ------------------
     Components                           $3,842,000        $2,545,000
     Distributed products                  2,004,000         2,857,000
     Fluids                                  709,000           548,000
                                          ----------        ----------
       Total net sales and revenues       $6,555,000        $5,950,000
                                          ==========        ==========

     Sales of component parts for the three months ended October 2, 1999 increased by $1,297,000, or 51%, from the same period in the prior fiscal year. The increase is due primarily to the strong recovery of the semi-conductor industry from which the Company generates approximately 60% of its component sales. The decrease in distributed product sales by Ferrofluidics GmbH, a wholly-owned German subsidiary of the Company ("GmbH"), of approximately $853,000, or 29.9%, in the current quarter is due a decrease in sales of the Company's largest line of distributed products of approximately $582,000 from the same quarter of the prior fiscal year. The decrease was due to primarily to strong sales in Spain in the quarter ended September 26, 1998 relating to the refurbishment of several systems which did not occur in the current quarter. Generally, many of the systems in Europe were refurbished prior to fiscal 2000 so the decrease in revenue in the current quarter was expected. The remaining decrease in sales of distributed products occurred in the United Kingdom which was due to a decision made in fiscal 1999 to discontinue the sale of distributed products in that marketplace. The increase in fluid sales of approximately $161,000, or 29.4%, from the prior year is due to increased sales of audio fluids and due to sales of fluids under its material separation program which is a new revenue source for the Company in fiscal 2000. On a volume basis, unit sales of fluids in the current quarter increased significantly over the same period of the prior fiscal year. However, unit prices declined due to product and geographical mix changes.

     Consolidated gross margins for the first quarter of fiscal 2000 amounted to 46% of product sales as compared to 37% of product sales in the prior year's first quarter. The significant improvement in gross margin in the first quarter of the current year compared to the same period in the prior year is due principally to the increased sales of component parts, which resulted in increased manufacturing efficiencies in the quarter. However, margins for fluids decreased somewhat due to the above-mentioned shift in product and geographical mix of sales as well as pricing pressure on audio fluids. Gross margin for distributed products also decreased somewhat in the current fiscal quarter from the same period in the prior year due to a decrease in the discount received on purchases of its largest line of distributed products from its supplier in late fiscal 1999.

     Consolidated order bookings for the three months ended October 2, 1999 totaled $9,474,000 as compared to $5,588,000 in the same period of the prior year. The increase is due primarily to an increase in components' bookings, which is consistent with the increase in sales for the current quarter. Bookings for the first quarter for distributed products by GmbH increased by 51.9% to $2,876,000 as compared to $1,893,000 in the first quarter of fiscal 1999. The increase in bookings is due to an increase in orders relating to the Company's largest line of distributed products.

     Consolidated backlog at October 2, 1999 was $9,028,000 as compared to $6,536000 at July 3, 1999. The backlog of orders for components and fluids products increased significantly from $3,905,000 at July 3, 1999 to $5,339,000 at October 2, 1999 while the backlog for distributed products increased from $2,631,000 at July 3, 1999 to $3,689,000 at October 2, 1999. The majority of the order backlog at October 2, 1999 is expected to ship in fiscal 2000.

     Engineering and product development expenditures in the three months ended October 2, 1999 totaled $477,000, a decrease of $91,000, or 16%, compared to $568,000 in the same period last year. As a percentage of revenues, engineering and product development expenses decreased from 9.5% in the September 1998 quarter to 7.3% in the current quarter. The decrease in the current quarter is due to non-recurring costs incurred in the prior year relating to a development project that was completed in the second quarter of fiscal 1999.

     Selling, general and administrative expenses (SG&A) for the three months ended October 2, 1999 totaled $1,984,000, which is similar to the $1,954,000 incurred in the same period of the prior year. However, the current fiscal quarter includes about $250,000 in merger-related transaction costs relating to the proposed merger with Ferrotec Corporation. See Note J to the Consolidated Financial Statements and below for more information regarding the proposed merger.

     Interest expense of $63,000 for the three months ended October 2, 1999 decreased 58.8% from the $153,000 incurred during the same period in fiscal 1999.The decrease is due to the payoff of all short-term debt in the first quarter of fiscal 1999 with the proceeds from the Systems Division Sale (see Note D to the Consolidated Financial Statements regarding the Systems Division
Sale).

     The tax provision for the current quarter relates primarily to foreign income taxes and state income taxes. As of October 2, 1999, the Company had remaining net operating loss carryforwards for Federal income tax purposes of approximately $33,333,000, which can be used to offset future taxable income. The net operating loss carryforwards for Federal income tax purposes will expire at various dates through 2013. Included in the loss carryforward, for income tax purposes, is approximately $16,800,000 of tax deductions resulting from the excess of the market price over the exercise price on the date of exercise of the Company's stock purchase options and warrants which were exercised during 1993 and prior years. The tax benefit to be realized upon utilization of the $16,800,000 of loss carryforwards will result in a decrease in current income taxes payable and an increase to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital at October 2, 1999 was $15,198,000, up slightly from $15,095,000 at July 3, 1999. The overall increase in current assets and current liabilities at October 2, 1999 is the result of the improvement in the overall operations of the Company.

     During the first quarter of fiscal 2000, cash flows from operations were $970,000 as compared to $141,000 in the comparable period of fiscal 1999. The increase was due principally to the $880,000 increase in income from continuing operations in the current quarter from the same period in the prior year. At October 2, 1999, the Company had purchase commitments for material of approximately $3,917,000.

     Cash flow from investing activities during the three months ended October 2, 1999 consisted solely of the acquisition of property, plant and equipment. For the quarter ended September 26, 1998, cash flow from investing activities consisted almost entirely of proceeds from the sale of the Systems Division and of a 300mm crystal growing system which resulted in the receipt of $1,385,000. Financing activities of the Company during the three months ended October 2, 1999 included the purchase of 98,500 shares of common stock for $430,000. The buyback was part of a stock buyback program initiated by the Company in February 1999. As of October 2, 1999, the Company had purchased 652,498 shares of common stock for an aggregate purchase price of $2,629,000 and is holding such shares as treasury stock. Financing activities for the quarter ended September 26, 1998 included the complete paydown of all short-term debt from the proceeds of the sale of the Systems Division (see also Note D to the Consolidated Financial Statements).

     The Company has long-term financing in the form of a $5,000,000 Variable Rate Industrial Revenue Bond ("VRIRB"). The VRIRB is subject to a variable rate of interest keyed to short-term nontaxable rates (4.5% at October 2, 1999). Under an arrangement with its bank, and throughout most of the quarter ended September 26, 1998, the Company had available to it a total credit facility of approximately $15,400,000, which included approximately $5,400,000 in the form of a stand-by letter of credit for the Company's VRIRB, which expires in August 2000 and carries a fee of 1% per year, and an $8,500,000 revolving line-of-credit for working capital purposes, $1,500,000 of which was in the form of a 90 day promissory note which bore interest at the same rate as the revolving line-of-credit. In addition, the Company had an installment demand note with its bank ($422,000 outstanding at September 26, 1998) that was used to finance the expansion of its in-house machine shop. The entire credit facility was collateralized by substantially all of the assets of the Company.

     On September 23, 1998, the date of the sale of the Systems Division, there was approximately $7,907,000 outstanding against the revolving line-of-credit. This amount, together with the $1,500,000 outstanding on the short-term promissory note, was repaid from the proceeds of the sale of the Systems Division (see Note D to the Consolidated Financial Statements and the discussion below regarding the sale of the Systems Division). At the same time, the Company and the bank agreed to reduce the availability under the revolving line of credit to $2,000,000 to reflect the Company's reduced working capital needs after the sale of the Systems Division. The interest rate on the revolving line-of-credit was equal to the prime rate plus 1% with a fee of 1/8% on the unused portion.

     On September 30, 1999, the revolving line-of-credit was renewed at a level of $2,500,000. Interest on the line is at prime plus .75% per year (9.0% at October 2, 1999). Under the new arrangement with its bank, the Company has available to it a total credit facility of approximately $7,900,000, which includes the $5,400,000 standby letter of credit for the Company's VRIRB and the revolving line-of-credit. The credit facility is collateralized by substantially all the assets of the Company. At October 2, 1999, there were no borrowings outstanding under the line. The line expires on November 30, 1999 and management has begun discussions with its bank to renew the line of credit at a level which management believes will be in line with the working capital needs in the continuing operations.

     As more fully described in Note D to the Consolidated Financial Statements, certain of the assets of the Company's Systems Division were sold on September 23, 1998 to General Signal for $10,800,000 in cash (the "Systems Division Sale"). Assets sold included approximately $2,818,000 in inventory, and approximately $625,000 in fixed assets and intangibles. As discussed below, the Systems Division is currently being operated by the Company only to complete existing backlog. After providing for transaction fees of $333,000 and income taxes of $1,400,000, the Company recorded a gain on the Systems Division Sale of $5,253,000 during fiscal 1999. The gain on the Systems Division Sale is net of an operating loss of $368,000 that was incurred by the Systems Division during the quarter ended September 26, 1998. For the period from September 27, 1998 to October 2, 1999, the Systems Division's operations were approximately break-even. The Company also anticipates approximately break-even operations for the Systems Division through the end of the phase-out period, which is expected to end on or about November 27, 1999. As discussed above, a portion of the cash proceeds from this Systems Division Sale had been used to pay off certain outstanding debt as of the closing of the Systems Division Sale. The Systems Division Sale, as structured, did not include any of the Systems Division accounts receivable or liabilities, which remained with the Company. The Systems Division Sale also did not include the obligation by the Company to complete approximately $18,433,000 ($840,000 at October 2, 1999) in Systems Division backlog, or approximately $5,873,000 ($700,000 at October 2, 1999) in inventory on hand on the date of the Systems Division Sale, all of which was needed to fulfill such backlog. The terms of the Systems Division Sale provided that, generally, any backlog existing on December 31, 1998, would be transferred to General Signal. The remaining backlog at October 2, 1999, however, will be completed and shipped by the Company as agreed to by General Signal. The backlog at September 23, 1998 included a purchase order from a customer for nine machines (valued at approximately $7,658,000) for which the customer did not provide firm delivery dates. On December 26, 1998, the customer canceled delivery of the nine machines. In connection with these machines and other orders, on September 23, 1998, the Company had inventory of approximately $1,712,000 on hand and approximately $2,471,000 in parts on order at vendors. Prior to June 15, 1999, the Company had settled almost all of its commitments with its vendors at a cost of approximately $1,765,000, which had been considered in calculating the estimated gain on disposal of the Systems Division reflected during the first quarter of fiscal 1999. On June 15, 1999, the Company and its customer negotiated a settlement with respect to the canceled delivery of the nine machines, which settlement had no adverse financial impact to the Company. The remaining backlog at October 2, 1999 of $840,000 is planned to be completed and shipped in the second quarter of fiscal 2000.

     The Systems Division Sale did not include approximately $6,472,000 ($248,000 at October 2, 1999) in accounts receivable which were outstanding as of the closing of the Systems Division Sale. The Company believes that it will be able to collect the remaining $248,000 receivables, but there can be no assurance that the Systems Division Sale has not adversely affected their collectibility. See Note D to the Consolidated Financial Statements for a more complete discussion of discontinued operations.

     As discussed above, the present line of credit from the Company's Bank expires on November 30, 1999 and management has begun discussions with its bank to renew the line of credit at a level which management believes will be in line with the working capital needs in the continuing operations. The proceeds received from the Systems Division Sale and other cash flow have, however, significantly reduced the Company's need for short-term borrowing arrangements to finance working capital needs in the near future. Management therefore believes that available cash and anticipated funds from operations and the borrowing arrangements that are expected to be put into place will be adequate to meet cash requirements for the year ahead.

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

     With respect to its internal systems, the Company has undertaken an assessment of its vulnerability to the Year 2000 issue. The Company does not rely on electronic interaction with customers or vendors, and has in recent years relied almost entirely on purchased off-the-shelf software packages for both business and engineering purposes. The Company has not materially customized these packages for its purposes. These software packages run on a personal computer-based local area network which was installed by the Company in 1993, and which has been upgraded as needed since then. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with maintenance contracts, and test evaluations of the software. Systems critical to the business which have been identified as vulnerable to the Year 2000 problem have been replaced with new software or corrected by upgrades available from vendors and have been tested. The Company is currently in the process of making all other non-critical systems Year 2000 compliant and the Company anticipates that this will be done by the end of November 1999. Outside companies such as vendors, major customers, service suppliers, communications providers and banks have been asked to verify their Year 2000 readiness and the Company has tested interaction with such systems where appropriate. The assessment has been completed utilizing the Company's existing resources. To date, the Company has incurred less than $35,000 on efforts directed towards Year 2000 compliance (most of which was the replacement of a software application that was primarily undertaken to improve efficiency in sales management) and expects to incur a total of less than $50,000 when the process of making the Company's internal systems Year 2000 compliant is completed, although there can be no assurance that the Company will not incur costs in excess of such amount in connection therewith.

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

EURO CURRENCY

     The Company derived approximately 50% of its revenue from continuing operations for the quarter ended October 2, 1999 from its operations in Germany and England. Historically, transactions in Europe have been denominated in a variety of currencies.

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

DISTRIBUTION AGREEMENTS

     For the quarter ended October 2, 1999, GmbH derived approximately 61% of its revenue (31% of the Company's consolidated revenues) from the sales of products under distribution agreements with manufacturers other than the Company. The reliance on these distribution agreements subjects GmbH to certain risks, including continuation of the agreements, geographic exclusivity and availability of inventory. There can be no assurance that GmbH will be able to maintain its distribution agreements at the current levels and failure to do so could have an adverse impact on the Company's results of operations.

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

     The Company enters into forward foreign exchange contracts as a balance sheet translation hedge for the remaining assets and liabilities of its wholly owned Japanese subsidiary. This subsidiary uses the U.S. dollar as its functional currency and, as a result, the gains or losses on remeasurement are recorded in the statement of operations. At October 2, 1999, the Company had a one-month forward contract to sell 30 million Japanese Yen for $250,000.

     At October 2, 1999, the Company also had foreign currency exposure relating to its four subsidiaries located in Germany, the U.K., Spain and Italy. These subsidiaries use the local currency as their functional currency, and gains or losses on the translation of the local currency balance sheets and statements of operations are recorded as a separate component of stockholders' equity as other comprehensive income (loss). Relative to foreign currency exposures existing at October 2, 1999, a 10% unfavorable movement in foreign exchange rates would not significantly diminish the fair value of its financial instruments (approximately a 1% impact on consolidated equity). The estimate assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

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

PROPOSED MERGER

     On October 20, 1999, the Company announced that it had entered into an Agreement and Plan of Merger to be acquired by Ferrotec Corporation ("Ferrotec") pursuant to which Ferrotec Acquisition, Inc., a wholly-owned subsidiary of Ferrotec, has made a cash tender offer for all of the outstanding shares of common stock of the Company at a price of $6.50 per share. Based on the offer price and outstanding shares at October 20, 1999 and the stock options that will be exercisable as of completion of the tender offer, the transaction is valued at approximately $38,919,000.

     In the first quarter ended October 2, 1999, the Company recorded merger-related transaction costs of approximately $250,000 primarily for investment banking, legal and other fees. The transaction is expected to close in the second quarter of fiscal 2000.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are certain factors that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, changes in revenues in the Company's components, fluids and thin film deposition businesses, expected working capital needs of the continuing operations, a material change in the market conditions within the semiconductor industry and, changes in management's assessments regarding the Company's obligations under outstanding purchase orders, ability to fulfill existing sales order backlog, the recoverability of inventory and the ability to collect accounts receivable relating to the discontinued Systems Division, the possibility of operations of the Systems Division through the end of the phase-out period (which is expected to end on or about November 27, 1999) being less than break-even, and failure of the Company's systems or software, or the systems or software of a third party on which the Company relies to be Year 2000 compliant, the ability of GmbH to comply with the Euro requirements on a timely basis, the ability of GmbH to maintain its distribution agreements at the current levels and the pendency of the proposed merger between the Company and Ferrotec. For additional information concerning these and other important factors, which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

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


                                     FERROFLUIDICS CORPORATION
                                     -------------------------
                                     (Registrant)




Date: November 9, 1999               By: /s/ Paul F. Avery, Jr.
      ----------------                   ---------------------------------------
                                     Paul F. Avery, Jr.
                                     President, Chief Executive Officer and
                                     Chairman of the Board


                                     By: /s/ William B. Ford
                                         ---------------------------------------
                                     William B. Ford
                                     Vice President and Chief Financial Officer